Form 10-K
period 2023-12-31
BrightSpring Health Services, Inc.
filed 2024-03-06
CIK 1865782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41938

BrightSpring Health Services, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2956404
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
805 N. Whittington Parkway Louisville, Kentucky	40222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 6.75% Tangible Equity Units	BTSG BTSGU	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The registrants common stock began trading on the Nasdaq Global Select Market on January 26, 2024.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 171,190,389.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

GLOSSARY

As used in this Annual Report on Form 10-K (this “Form 10-K”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. BrightSpring Health Services, Inc. conducts its operations through its subsidiaries, including its indirect subsidiaries, BrightSpring Health Holdings Corp. and its wholly-owned subsidiary, ResCare, Inc., and PharMerica Corporation, or PharMerica. As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, the terms “BrightSpring,” the “Company,” “we,” “us,” and “our” refer to BrightSpring Health Services, Inc. and its consolidated subsidiaries.

•
“ABA” means applied behavioral analysis, a type of therapy that focuses on improving specific behaviors;
•
“ABI/TBI” means acquired/traumatic brain injury;
•
“Abode” means Abode Healthcare, which we acquired in April 2021;
•
“associated family satisfaction,” for circumstances when a patient is unable to respond due to cognitive issues, is calculated by the percentage of such family member of a patient who would recommend the Company to another friend or family member based on the patient’s experience in the Company’s therapy, as reported in our outpatient therapy satisfaction survey from April 1, 2023 to June 30, 2023;
•
“Behavioral” patients and populations mean individuals with intellectual and developmental disabilities including mental illness;
•
“BHS Acquisition” means the acquisition of BrightSpring Health Holdings Corp. and its subsidiaries in March 2019;
•
“BrightSpring,” “BrightSpring Health Services,” “Company,” “we,” “us,” and “our” refer to BrightSpring Health Services, Inc. and its consolidated subsidiaries;
•
“de novo” means new branch, agency, facility, clinic, and pharmacy locations;
•
“First Lien Facilities” mean, collectively, the First Lien Term Loan Facility, the Revolving Credit Facility, and the LC Facility;
•
“First Lien Term Loan Facility” means, collectively, the Initial Term Loans, the Tranche B-2 Term Loans, and the Tranche B-3 Term Loans, each as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”;
•
“HCI” means Hospice Care Index, which captures care processes occurring throughout the hospice stay. The HCI is a single measure comprising ten indicators calculated from Medicare claims data. Each indicator equally affects the single HCI score, reflecting the equal importance of each aspect of care delivered from admission to discharge. The HCI score does not have a traditional numerator or denominator. Instead, a hospice, assuming 20 or more discharges in the two pooled years of data, is awarded a point for meeting each criterion for each of the ten claims-based indicators. The sum of the points earned from meeting the criterion of each individual indicator results in the hospice’s HCI score. HCI scores can range from 0 to a perfect 10;
•
“I/DD” means an intellectual/developmental or cognitive disability;
•
“independent” when (i) describing independent provider of home and community-based health services means non-hospital providers that are not associated with a payor and (ii) describing independent platform of pharmacy services or independent specialty pharmacy means non-retail pharmacies that are not associated with a payor;
•
“KKR Stockholder” means KKR Phoenix Aggregator L.P., an investment entity owned by investment funds and other entities affiliated with Kohlberg Kravis Roberts & Co. L.P.;
•
“LC Facility” means our letter of credit facility, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”;

i

•
“MPR” means Medication Possession Ratio, which is the most commonly used measure of adherence. MPR is calculated as the ratio of the number of days a patient is stocked for their medication to the number of days a patient should be stocked for their medication. We often use MPR to measure pharmacy performance. A performance measure over 80% is considered compliant under our contracts with a payor;
•
“neuro” patients and populations mean individuals who have acquired a traumatic brain injury, spinal cord injury, pediatric autism, or other neurological condition;
•
“NPS” represents Net Promoter Score, which is a metric used to gauge patient satisfaction based on how likely a patient or physician would be to recommend a company to a friend or colleague. The question is measured on a scale of 0 (not at all likely) to 10 (extremely likely). A designation of “Promoter” is assigned to respondents who provide a score of 9 or 10, a designation of “Passive” is assigned to respondents who provide a score of 7 or 8, and a designation of “Detractor” is assigned to respondents who provide a score of 0 to 6. NPS is calculated by subtracting the percentage of Detractors from Promoters. NPS ranges from -100 to +100, and scores that are closer to +100 indicate that there are more Promoters overall, and a score of +100 indicates that there are no Detractors or Passives. We utilize a third party consulting service, MMIT, to conduct our own NPS surveys of patients served by us and referring physicians in our network. MMIT, as well as other industry standards such as Qualtrics, have indicated that a score above 50 is “excellent” and a score above 80 is “world class.” Throughout this Annual Report, we reference multiple NPS, as the underlying surveys are conducted by us or by third parties, including payers, across different constituents, both patients and referring physicians, as well as across various time periods, generally conducted quarterly;
•
“overall rating of care” reflects the overall assessment of eight quality measures: communication with family, getting timely help, treating patient with respect, emotional and spiritual support, help for pain and symptoms, training family to care for patient, rating of hospice care, and willingness to recommend to others, as reported by the Agency for Healthcare Research and Quality;
•
“patient satisfaction” is calculated (i) for purposes of Company’s outpatient rehab services, by the percentage of patients who are satisfied or very satisfied with the progress they have made with the therapy treatment while on our services, as reported in our outpatient therapy satisfaction survey from April 1, 2023 to June 30, 2023; and (ii) for purposes of infusion scores, by averaging the results of seven quality measures, supplies, staff general communication, staff courtesy, staff helpfulness, staff instruction effectiveness, overall satisfaction, and willingness to recommend, as reported in our home infusion satisfaction survey from April 1, 2023 to June 30, 2023;
•
“Revolving Credit Facility” means our senior secured revolving credit facility, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”;
•
“Second Lien Facility” means our senior secured second lien term loan facility, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”;
•
“Senior” patients and populations mean individuals who are aged 65 and older;
•
“Specialty” patients and populations mean individuals who have unique, specialized and most often chronic/life-long health conditions and needs;
•
“Walgreen Stockholder” means Walgreen Co., an affiliate of Walgreens Boots Alliance, Inc.; and
•
“Workforce Solutions” means Arbor E&T, LLC, which we divested in November 2022.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to, among other things, our operations, and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and relate to matters such as our industries, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words, or similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control.

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions, or expectations disclosed in our forward- looking statements and you should not place undue reliance on our forward-looking statements. Our forward- looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
we operate in a highly competitive industry;
•
if we are unable to maintain relationships with existing patient referral sources or establish new referral sources, our business, financial condition and results of operations could be materially adversely affected;
•
changes to Medicare and Medicaid rates or methods governing Medicare and Medicaid payments for our services could materially adversely affect our business;
•
cost containment initiatives of third-party payors, including post-payment audits, could adversely impact our business, financial condition, and results of operations;
•
the implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues;

i

•
changes in the case mix of patients, as well as payor mix and payment methodologies, and decisions and operations of third-party organizations may have a material adverse effect on our business, financial condition, and results of operations;
•
our business is reliant on federal and state spending, budget decisions, and continuous governmental operations which may fluctuate under different political conditions;
•
changes in drug utilization and/or pricing, PBM contracts, and Medicare Part D/Medicaid reimbursement may negatively impact our profitability;
•
changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results;
•
our business relies on the continual recruitment and retention of nurses, pharmacists, therapists, caregivers, direct support professionals, and other qualified personnel, including senior management;
•
we are subject to federal, state, and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements; failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations;
•
our results of operations fluctuate on a quarterly basis;
•
our business may be harmed by labor relation matters;
•
because we are limited in our ability to control reimbursement rates received for our services, our business could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services;
•
delays in collection or non-collection of our accounts receivable, particularly during the business integration process, could adversely affect our business, financial condition, and results of operations;
•
if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and satisfaction, or adequately address competitive challenges;
•
our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures, and other strategic initiatives; any failure by us to manage or integrate acquisitions, divestitures, and other significant transactions successfully may have a material adverse effect on our business, financial condition, and results of operations;
•
if we are unable to provide consistently high quality of care, our business will be adversely impacted;
•
if we are unable to maintain our corporate reputation, or there is adverse publicity, including negative information on social media, or changes in public perception of our services, our business may suffer;
•
if our existing customers do not continue with or renew their contracts with us, renew at lower fee levels, decline to purchase additional services from us or reduce the services received from us pursuant to those contracts, it could have a material adverse effect on our business, financial condition, and results of operations;
•
our business depends on our ability to effectively invest in, implement improvements to, and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•
security breaches, loss of data, and other disruptions could compromise sensitive business or patient information, cause a loss of confidential patient data, employee data, personal information, or prevent access to critical information and expose us to liability, litigation, and federal and state governmental inquiries and damage our reputation and brand;
•
we are subject to risks related to credit card payments and other payment methods;
•
we may be subject to substantial malpractice or other similar claims;

ii

•
we are exposed to various risks related to governmental inquiries, regulatory actions, and whistleblower and other lawsuits that could adversely affect our operating results. Our insurance may not cover all claims against us;
•
our current insurance program may expose us to unexpected costs and negatively affect our business, financial condition, and results of operations, particularly if we incur losses not covered by our insurance or if claims or losses differ from our estimates;
•
factors outside of our control, including those listed, have required, and could in the future require us to record an asset impairment of goodwill;
•
a pandemic, epidemic, or outbreak of an infectious disease, including the ongoing effects of COVID-19, have had, and may continue to have, an adverse effect on our business;
•
inclement weather, natural disasters, acts of terrorism, riots, civil insurrection or social unrest, looting, protests, strikes, or street demonstrations may impact our ability to provide services;
•
we may be unable to adequately protect our intellectual property rights, which could harm our business;
•
risks relating to our compliance with our regulatory framework;
•
KKR Stockholder and Walgreen Stockholder control us and their interests may conflict with yours in the future;
•
our substantial indebtedness of approximately $3.4 billion as of December 31, 2023; and
•
we are a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K contains estimates, projections and other information concerning our industry and our business, including data regarding the estimated size of the market, projected growth rates and perceptions and preferences of customers, that we have prepared based on industry publications, reports and other independent sources, each of which is either publicly available without charge or available on a subscription fee basis. None of such information was prepared specifically for us in connection with this filing. Some data also is based on our good faith estimates, which are derived from management’s knowledge of the industry and from independent sources. These third-party publications and surveys generally state that the information included therein has been obtained from sources believed to be reliable, but that the publications and surveys can give no assurance as to the accuracy or completeness of such information. Market and industry data is subject to variations and cannot be verified due to limits on the availability and reliability of data inputs, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey. Although we are responsible for all of the disclosures contained in this Annual Report on Form 10-K and we believe the industry and market data included in this Annual Report on Form 10-K is reliable, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions on which such data is based. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources. The industry and market data included in this Annual Report on Form 10-K involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information.

Unless otherwise expressly stated, we obtained industry, business, market and other data from the reports, publications and other materials and sources listed below. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

iii

PART I

Item 1. Business

Who We Are

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 400,000 patients daily through our approximately 10,000 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

Our model focuses on delivering high-touch and coordinated services to medically complex clients and patients, which is a large, growing, and underserved population in the U.S. healthcare system. These high-need and high-cost Senior and Specialty patients comprise a market of over $1.0 trillion across our business. The chronic conditions and long-term health needs of these patients not only represent an outsized share of health care spend today, according to RAND Health Care, but we believe that they are expected to also drive a disproportionate share of future expenditures. Americans with five or more chronic conditions make up over 10% of the population and account for 40% of total health care spending, on average spending 10 times more on health services than those without chronic conditions. These patients most often require both pharmacy and provider services to achieve the best outcomes, but must often navigate disjointed and separately-administered health services. This can result in uncoordinated care delivery with adverse medical consequences, as compared to receiving timely, proximal, and complete care support in the home and community that improves health and reduces cost.

We have built a significant presence and capability in delivering complementary and high-touch daily healthcare services and programs to complex patients in their homes and in communities in order to address their multiple health needs and requirements more completely. In pharmacy, we leverage our national infrastructure to provide daily medication therapy management to various customer and patient types wherever they reside in the community, including home and in-clinic infusion patients, oncology and other specialty patients in their homes, residents of independent and senior living communities, people receiving hospice care, neuro and Behavioral clients’ and patients’ homes, residents of skilled nursing and rehabilitation facilities, hospital patients, and the homes of Seniors who are on a significant number of medications. Within provider services, we address the clinical and supportive care needs of Senior and Specialty populations, including neuro and Behavioral patients, primarily in their homes, as well as some clinic and community settings. Our clinical services consist of home health and hospice and rehab therapy, and our supportive care services address activities of daily living and social determinants of health as well. We also provide home-based primary care for patients in senior living communities, long-term care, and individual homes to directly manage and optimize patient outcomes and to enable value-based care. By providing these complementary and necessary services for complex patients, our care model is designed to address multiple patient needs and better integrate health services delivery to improve quality and patient experiences, while reducing overall costs.

We believe that our Company addresses important needs today and is also well-positioned for the long-term, as it is underpinned by capabilities and characteristics that suggest continued differentiation and growth:

•
Complementary pharmacy and provider services that address multiple patient needs – We have a healthcare platform that can combine pharmacy and provider care in order to address the spectrum of interrelated and chronic needs that Senior and Specialty patients possess. Through our comprehensive care capabilities, we are able to develop longitudinal relationships and views of our patients, which enables us to more closely manage daily medication requirements and adherence, provide primary care and other skilled nursing and therapy clinical services, and address social determinants of health and daily care needs. Moreover, we believe that this integrated model and capability set will increasingly be a more effective approach for providing high-need and high-cost Senior and Specialty populations the pharmacy and care services solutions they require.
•
Effectively serving complex patients in the home and community setting – With over 40 years of experience caring for “must-serve” client and patient populations, we deliver care in preferred and lower-cost settings with strong quality results. Our services reduce cost by providing care for many of these individuals in non-institutional home and community settings and reducing hospitalizations. For example, across our pharmacies, we achieve 99.99% order accuracy and 98.20% order completeness, “excellent” and “world class” NPS, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 98% patient satisfaction in our outpatient rehab services, an 84% overall rating of care in hospice, and, as reported by the Agency for Healthcare Research and Quality, hospitalizations 30% lower than the national average in our home-based primary care. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 359 days a year at home on average. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients.
•
Market-leading scale with a focus on operational excellence and coordinated front-line care – We manage one of the nation’s largest independent platforms of both pharmacy and provider services offered on a daily basis in home and community settings – to address the multiple needs of medically complex Senior and Specialty patients. Our leading scale across all 50 states has important benefits. Our scale provides complementary diversification and risk mitigation in payor sources, end markets, and geographies, while also creating exposure and access to a broader set of market growth opportunities. Further, we leverage economies of scale and best practices across the company, including in purchasing and all supplier contracting, quality, technology, human resources, and advocacy and payor relations. Scale from our pharmacy and provider businesses allow us to effectively deliver and coordinate integrated solutions to and across patient types and care settings, which we believe will be more important in the ongoing development of value-based care solutions. Ultimately, our track record of building market density, expanding core services to additional customer and patient types, and replicating this model across new geographies underpins both our historical results as well as our growth strategies.

We are one of the largest independent providers of home and community-based health services in the United States, offering skilled, complementary, integrated, and impactful health care solutions. Almost all of the clients and patients that we serve have chronic conditions and the vast majority of them receive their services on a recurring basis over long periods of time. In our pharmacy business, patients have an average of nine prescriptions at a given time and are supported by our local pharmacy model that delivers daily services, often within an hour or two, from over 180 pharmacies, infusion centers, and specialty oncology locations across all 50 states. We have specifically focused on and built a fast, local, and “white-glove” delivery model that is supported by expert clinical teams in the field, which fulfilled over 37 million prescriptions in 2023 across customer and patient settings and types. Patients who receive our provider services average six chronic conditions per patient, and we delivered approximately 20 million hours of quality and compassionate care in 2023 to home health, hospice, rehab, and home care patients and clients. Combined, our daily pharmacy and provider services are delivered from and to approximately 10,300 office, clinic, and customer locations across the country, with over 400,000 patients serviced at any one time, including over 250,000 patients served in their homes at any one time.

We believe the historical results of the Company are due to both our scale and diversified yet complementary services, which have underpinned historical financial stability while also enabling us to grow and pursue opportunities in attractive markets principally in home and community settings. We target customer and patient markets that exhibit strong demand, where we can leverage our scale and infrastructure, and where our services have a clear and tangible value proposition, for example improving quality and reducing healthcare system costs. We also seek to expand our services through targeted de novo locations, accretive acquisitions, and integrated care opportunities, i.e., providing care management and multiple needed services to a patient. The Pharmacy Solutions segment revenue totaled $6,522.5 million in 2023, accounting for 73.9% of total revenue, with Segment EBITDA of $371.0 million, accounting for 54.7% of total Segment EBITDA. The Provider Services segment revenue totaled $2,303.7 million in 2023, accounting for 26.1% of total revenue, with Segment EBITDA of $306.8 million, accounting for 45.3% of total Segment EBITDA. We believe that underlying market growth combined with our scale, integrated services platform, operating capabilities, and acquisition opportunity set have allowed us to grow and increase market share.

From 2021 to 2023, we have grown revenue from $6,698.1 million to $8,826.2 million, primarily from organic growth along with strategic acquisitions. From 2021 to 2023, net income (loss) decreased from $51.2 million to $(156.8) million and Adjusted EBITDA increased from $493.1 million to $537.8 million. Longer term, our CAGR from 2018 (including the legacy business of BrightSpring Health Holdings Corp. and its subsidiaries prior to the BHS Acquisition in March 2019 for comparability) to 2023 in Revenue and Adjusted EBITDA was 15% and 12%, respectively.

Our Value Proposition

We believe that our services offer a compelling value proposition for numerous constituents, including clients, patients, customers, strategic partners, referral sources (including physicians, hospital systems, and states), payors, policymakers, federal, state, and municipal legislators, clients’ and patients’ families, employees, other healthcare industry stakeholders, and future investors.

We bring value to high-need, medically complex patients

Our platform is designed to provide improved care for high-need, high-cost, and complex Senior and Specialty patients in the homes and communities in which they live. In the home and community settings where we operate, patients with chronic conditions often require daily care, closely-managed medication regimens, and specialized clinical treatment. Further, in regard to U.S. seniors 65 and older, 18% have six or more chronic conditions, 23% have four to five chronic conditions, and 29% have two to three chronic conditions, according to CMS. Our mission is to make a difference in people’s lives and communities, in helping them to live more independently and achieve their specific health goals and outcomes. We believe our ability to provide high-quality services and multiple integrated service capabilities to these patients enables us to more holistically care for their health needs through our breadth of pharmacy and provider services and as patient care needs evolve. Our technology-enabled and high-touch, complementary care model allows us to provide daily care to our patients while effectively tracking outcomes and progress related to patient conditions. As a result, patients spend more days at home than otherwise, and many of our patients have the opportunity to uniquely receive multiple services from us for improved experiences and outcomes.

The Company’s consistent quality performance in providing services for patients with challenging conditions is evidenced over time by strong and leading metrics. For example, across our pharmacies, we achieve 99.99% order accuracy and 98.20% order completeness, “excellent” and “world class” NPS, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 98% patient satisfaction for outpatient rehab services. We achieve hospitalization rates for ambulatory care sensitive conditions that are approximately 30% lower than other practices in our region in home-based primary care, as reported by the Agency for Healthcare Research and Quality, an 84% overall rating of care in hospice, and four stars (out of five) in the CAHPS home health patient survey ratings. In addition, we estimate that home healthcare costs per day can be 98% less than costs for hospital care, and hospice costs per day can be 98% less than for ICU care, per our internal calculations. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 359 days a year at home on average.

We bring value to payors and are well positioned for potential shifts towards value-based care arrangements

We believe that proximal, attentive, and quality home and community-based services combined with our integrated care capabilities reduces costs in the healthcare system for medically complex populations, while also delivering improved member outcomes. The complex patient populations for whom our services are particularly impactful represent a disproportionate share of medical, pharmacy, and LTSS spend for payors, and we believe each of our services and the coordinated and integrated approach to care that we have built, now also augmented and enabled by home-based primary care, transitional care programs and in-home medication therapy management, and clinical hub services, provides value to such payors, with the potential to provide more value in the future. Collectively, we have over 4,900 unique contracts with different payor sources across the organization, including Medicare Parts A, B and D, commercial insurers and managed care, state Medicaid, managed Medicaid, the Veterans Administration, Workers Compensation, hospice providers, behavioral health providers, hospitals, skilled nursing customers, and private pay.

In addition to our demonstrated strong quality results and serving patients in home or community settings they prefer, we have also demonstrated significant cost and performance benefits for our payors. We provide home-based primary care, which has been associated with up to a 50% reduction in hospitalization rate, and a 20% reduction in emergency room visits, as demonstrated by the 2022 JAMDA study and the AANP study, with in-home clinical services and monitoring that help patients adhere to their medication regimen and avoid accidents or relapses requiring visits to emergency rooms or hospitals. We estimate that the average cost per day for home care clients is 90% less than hospital care and the use of a greater number of personal care hours can delay or prevent nursing home placement, enabling more nursing-home eligible patients to reside in lower-cost home and community-based settings. We reduce the cost of long-term care for Behavioral patients by over $100,000 per year, based on the long-term care study, which demonstrated that the average group home cost similar to our community settings is $107,000 per year, compared to the average large state institution cost of $210,000 per year. Furthermore, our value is enhanced by our ability to provide needed pharmacy solutions to customers, clients, and patients who benefit from our expertise and proprietary programs. These pharmacy services optimally manage medication regimens and drug utilization and minimize adverse medical effects, which have been shown to help capture approximately $2,400 in annual savings from increased medication adherence, according to the RAND study. We are leveraging our growing home-based primary care and complementary, and required pharmacy and provider services, to manage patients through multiple ACO arrangements where we receive shared savings. This capability set also positions the Company for continued expansion in value-based care through both our own managed care plans and external partnerships and contracts with managed care organizations.

Today, we have numerous payor contracts that reflect newer and innovative structures and payment models, such as quality incentives and per member per month payments. We participate in multiple value-based purchasing states in Home Health, we are an active participant in two Medicare Shared Savings Program ACOs, in addition to CMMI’s Primary Care First program, and we have multiple unique contracts with Managed Care that reflect quality incentive payments – related to transitions of care, timely start of care, optimal care planning, and hospital (re)admission reduction, which we have consistently achieved. The holistic and daily care solutions we deliver for our patients results in significant quality improvement and cost reduction, and this impact for patients and to the health care system is magnified as the utilization of the number of our complementary pharmacy and provider services increases. As a result, we aspire to be viewed as the “partner of choice” for payors in the future, including Medicare and Medicaid, given our national scale and scope, the critical importance and integration of pharmacy solutions, our proven quality outcomes, and the cost reducing nature of our services. Our access, existing contracts, and large number of relationships with payors today gives us the ability to expand services more readily with them.

We believe our complementary services enable us to provide high-quality and cost-effective integrated care, positioning us for emerging value-based care models made possible by the intersection of pharmacy services and provider services, including both clinical and supportive care services, and augmented by more recent care management resources and capabilities in place and being built out further. Our preferred provider relationships and partnerships with health systems and ACOs, our joint ventures, and our ongoing build out of Home-Based Primary Care, the proprietary CCRx, and a Clinical (Nursing) Hub, all represent continued development of our population health management capabilities and enable us to provide more integrated services to our patients. Integrating our pharmacy and provider services to measure effectiveness across quality, costs, and patient experience provides potential opportunities to pursue additional per member per month, shared savings, and risk-taking (capitated) payment models and contracts, subsequent to current quality and shared savings based incentives in multiple payor and ACO contracts today. We currently do not participate in any capitated payment models or contracts where reimbursement for services is based on a fixed amount per patient per unit of time to wholly manage medical risk and spend, representing full risk model for providers. If we are to participate in any such models or contracts in the future, it would expose us to potential losses from patient and member medical costs in excess of revenue.

For example, CCRx consists of medication therapy and risk management, care coordination, and proactive and preventative in-home care for the highest risk and highest acuity patients. It is aimed at optimizing medication regimens and adherence, preventing avoidable ER visits, preventing or reducing hospitalizations, and lowering the overall cost of care for ultimate success in value-based care arrangements. With respect to the pharmacy component of CCRx, by conducting an in-person medication reconciliation with a consultant pharmacist regimen review, providing easier-to-use adherence packaging, and check-in contacts with the patient, we are able to identify and correct non-adherence, conflicting prescriptions and optimize drug regimens, ultimately leading to fewer ER visits and hospitalizations. We have found that compared to matched home health recipients not receiving CCRx, patients in the program have a lower hospitalization rate. We have the ability to add CCRx as a service to the 34,000 patients receiving our home health and supportive care services today, with the number of home health patients we serve likely to continue to increase in the future, and the approximately 360,000 patients that discharge from our skilled nursing and rehabilitation facility pharmacy customers per year.

We bring value to families and communities that care about our clients and patients

By being able to offer multiple, complementary services and by providing services in the home as well as community clinic settings, we reduce the caregiving burden on clients’ and patients’ family members. Our services are available in care settings where our patients live, and these services are intimately connected to the quality of life of a patient and their family in the broader community. As a result, and for example, our patient or associated family satisfaction scores are 98% for outpatient rehab services based on an internal survey, 95% for home infusion patients based on a survey conducted by Strategic Healthcare Programs, 87% per Home Health CAHPS, which is higher than the national average, calculated by Strategic Healthcare Programs, 84% for Hospice CAHPS based on a Strategic Healthcare Programs CAHPS Hospice satisfaction survey, and Seniors and Behavioral supportive care clients and families (or guardians) report an average satisfaction score of over 4 (out of 5) based on an internal survey.

Clients, patients, families, and guardians have 24/7 access to our pharmacists and providers, through 24/7 pharmacies, afterhours pharmacy hubs, and on-call services. Our expert order and prescription intake, insurance authorization and billing processes, which are also a competitive advantage amidst complicated industry billing requirements, help to ensure timely access to appropriate and required care and accurate out-of-pocket or customer payments. Additionally, our size, scale, and breadth of pharmacy and provider service coverage create greater access points for clients, patients, and families to find care.

In addition to the daily provision of quality and people-focused health care services, our employees are afforded and take advantage of many opportunities to contribute in their communities through charitable activities and organizations, dedicating their time and resources to build up and support others. Since 2020, we have participated in hundreds of community service events, contributed thousands of hours, and committed over $4.5 million to assist underserved communities through programs that benefit children, schools, nursing and hospice foundations, and organizations that provide support to many of the individuals we serve. Additionally, to help create opportunities for people in the future, the BrightSpring Brighter Futures Scholarship and the BrightSpring Nursing Scholarship provide college tuition to outstanding and deserving high school students each year who require financial support.

We bring value to employees who serve our medically complex patient population

Our national scale and healthcare service offerings create flexibility of care provision and breadth of opportunities for our providers. We offer a compelling mission and the ability to form meaningful relationships with clients and patients, while directly improving their condition and lives. Across our pharmacy and provider services, the Company’s infrastructure, technology, training, and operational processes provide support, flexibility in work schedules and pay, and reduce administrative burdens for our teammates to help them concentrate on providing quality care for patients. Along with ongoing training, we have implemented career pathways for advancement and continued to invest in pay and benefits.

We have well-known brands and strong reputations in many markets, with comprehensive training, career path, and awards and recognition programs in our Company. Over 100 of our leaders and employees have received third-party national and industry awards over the past several years, including multiple CEO, Human Resources, and Quality awards, and we were named a Diversity Jobs Top Employer for 2023. As an organization we have been committed to creating opportunities for people of all backgrounds and types of skills. We are proud that 80% of our employees are female, 54% of our employees are people of color, and, of our top approximately 600 managers in the Company, almost 60% are female. We have multiple affinity programs internally, including a Veterans program that supports the employment, training, and careers for many employees who are Veterans, and our SHARE (Support Help Assistance Relief Effort) program aids fellow employees that have been affected by an emergency or disaster, with millions of dollars contributed to the program over the past four years.

We bring value to many healthcare partners, including physicians, health systems, customers, and drug manufacturers by driving shared success

We have a strong and well-established base of physician and health system referral sources and partners that has been built on years of customer service and quality results. In many locations, we have built deeper, preferred, and contractual relationships with these partners. Our Company has 360 formal strategic partnerships and contracts with health systems, including approximately 20 home health partnerships and contracts with leading hospital systems and ACOs across multiple states related to high performance networks, care transitions, indigent patient management, high-risk patient programs, and therapy and heart failure bundles.

We have preferred or exclusive relationships with pharmaceutical manufacturers in specialty oncology drugs, as manufacturers select and prefer to work with our pharmacy due to leading patient service, reimbursement navigation, nursing support, speed of drug delivery, patient drug adherence, IT and data solutions, and other proprietary value-add services. We currently have 116 limited distribution oncology drugs with another 16 in the current pipeline still to launch, including 5 exclusive and 11 ultra-narrow and high-control drugs with limited pharmacy access.

In addition to providing strong service and results in each service line, we believe our complementary pharmacy and provider services will create further opportunities for us to be preferred by stakeholders focused on providing and coordinating care across multiple services and settings for patients, which we are able to do more effectively than standalone pharmacies and providers. The benefit to our partners will increasingly be integrated care that improves clinical and quality of living outcomes and reduces cost.

We bring value to investors through our platform of diversified and complementary services

We offer investors a platform of differentiated scale that incorporates broad geographic, end market, and reimbursement diversification among related and complementary services. The platform is designed to offer stability as well as innovative integrated care capabilities with unique levers to drive organic and inorganic growth.

The Senior and Specialty patients we serve represent a market opportunity of over $1.0 trillion and are expected to drive a disproportionate share of future expenditures due to long-term secular drivers that include an aging population, increasing prevalence of chronic diseases, and an increasing prevalence and number of behavioral indications and patients. The Company’s platform delivers services primarily in home and community settings, which benefit from industry trends and tailwinds, given patient preference and the high-quality and lower cost of services of home and community-based care. Approximately 20,000 of our patients receive multiple services from us in their homes today, and we believe that there are over 575,000 additional opportunities to deliver our services to our current census of patients across settings.

The typically multi-year “care relationship” with our patients and the recurring nature of the specific patient care that we provide have resulted in strong visibility with respect to future revenues, particularly for the next twelve-month period, as well as greater operational stability. Approximately 76% and 69% of our anticipated service volume for the next six and twelve months, respectively, is expected to be attributable to patients currently in our care based upon average lengths of stay determined from historical data, with the remainder of our anticipated service volume for those periods expected to be attributable to new patients not currently in our care. Our national footprint, leading scale, quality track record, and focus on operational execution position us as a provider of choice with services that are broadly supported by our mix of diversified payor sources and programs, including, as of December 31, 2023, 50% Medicare (38% Medicare Part D), 23% Medicaid (of which this percentage is further distributed at the state level), 21% Commercial, and 6% private/other. As reimbursement models continue to evolve, our complementary, value-add services, and diversified payor mix enable us to potentially enter into quality and value-based contracts that allow us to realize greater incentives and savings than today and take risk.

The Company’s platform and financial profile also benefits from an extensive track record in high return de novo location expansions. Over our history, we have continuously built and developed new de novo locations to address gaps and opportunities in our geographic coverage. This incremental coverage provides both standalone growth and opportunities for integrated care network benefits and cross-referrals among related services, and is informed by our knowledge of markets, competitors, referral sources, customers, people, and our payor contacts. We have expanded to 143 new locations since 2018. We believe we can continue to replicate our historical performance of opening at least 20 de novo locations per year. While we expect de novos typically take three to five years to reach full maturity, our 143 de novo openings since 2018 have reached profitability within six months on average. We have organically grown Adjusted EBITDA by approximately 9% from 2018 to 2023.

Our extensive M&A track record is also a meaningful part of our platform, financial profile, and future opportunities. We have a proven ability to source, execute, and integrate accretive acquisitions in fragmented industries. Since 2018, we have completed 59 acquisitions within our pharmacy and provider services, including strategic and tuck-in acquisitions, with 12, 6, and 5 deals completed each year in 2021, 2022, and 2023, respectively. Our combined aggregate purchase consideration has totaled over $1.7 billion since January 2020, and we have demonstrated significant reduction in our purchase multiple through revenue and expense synergies and growth post the closing of acquisitions. With access to comparatively more acquisition opportunities across our large markets, and through our ability to leverage scale and operating related synergies, we are able to selectively target attractive and value-enhancing acquisitions that we expect to continue to contribute to the long-term success of the Company.

Industry Overview and Market Opportunity

Healthcare expenditures in the United States were projected to total $4.4 trillion in 2022 and are expected to reach $4.9 trillion in 2024, according to CMS. Through our platform, we provide a complementary and integrated set of health services capabilities to high-need, high-cost, medically complex patients that address their multiple needs. We provide these critical services primarily across Medicare, Medicaid, and commercial plans, which we believe creates over $1.0 trillion of opportunity for our specific and relevant services among the main healthcare funding sources and other pharmacy services payors in the United States.

Our markets include a range of home and community-based health services, which are each required by complex patients and increasingly recognized by industry experts as part of the solution to high national healthcare demand and spending growth. According to CMS, Medicare and Medicaid are projected to grow at 6.4% and 6.6%, respectively, from 2021 to 2023. CMS also projects the prescription drug market to grow at 4.4% from 2021 to 2023. High-quality home and community-based health services continue to grow in recognition and utilization for multiple compelling and long-term reasons. Growth is mainly driven by:

•
continued aging of the U.S. population;
•
the rising number of individuals with chronic, often lifelong medical conditions;
•
increases in the prevalence and number of people with behavioral conditions;
•
patients and families who increasingly prefer home and community-based healthcare solutions as an alternative to institutional care settings;
•
payors increasingly diverting care from higher cost facility settings to the home and community;
•
strong quality and cost savings resulting from services delivered in home and community settings; and
•
advancements in medical technology that allow providers to expand the breadth of services available for delivery in the home.

Within the over $1.0 trillion market opportunity, the Company’s platform is able to benefit from a comprehensive set of capabilities that address a number of favorable underlying markets and trends. For example, as the baby boomer population ages and life expectancy increases, Seniors, who comprise a large portion of our patients, will represent a higher percentage of the overall population. The CBO projects that the U.S. population aged 65 and older will grow, on average, by 3% annually over the next five years. Specialty populations, who have unique, specialized, and most often chronic/life-long health conditions and needs, represent a growing proportion of the adult population in the United States. Within our provider services, home health patient expenditures are expected to increase by approximately 7% over the next five years, with hospice patient expenditures expected to increase by 8% over the same period. Additionally, services related to supportive care are expected to grow by 6% over the next five years. In Pharmacy, home and community markets are expected to grow at a weighted average growth rate of approximately 9% over the next five years.

We believe these trends will continue to drive sustainable growth in our markets and greater utilization of our services in the future, creating opportunities for scaled providers to continue to gain share through our infrastructure advantages and focus on coordinated and valuable care to medically complex Senior and Specialty patient populations with intensive healthcare needs.

We operate in a highly competitive industry as well. Within our markets, we compete with businesses spanning both pharmacy and provider services markets. In our Pharmacy Solutions segment, we compete with local, regional, and national pharmacies. While no other company singularly competes with us across all of our pharmacy customers and patients, on a nationwide basis we compete with several companies depending on the patient type and related service offering. In our infusion and specialty pharmacy services, we compete in the large and fragmented home infusion and specialty pharmacy markets including Option Care Health, Inc., Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a unit of Cigna), Optum Specialty Pharmacy (a subsidiary of OptumRx, which is a unit of the UnitedHealth Group), and various regional and local providers. In our infusion and specialty pharmacy services, owners of senior living and skilled nursing and rehabilitation facilities may also provide pharmacy (and provider) services, and on a nationwide basis we compete with Omnicare, Inc., a division of CVS Health, and several others.

In our Provider Services segment, we compete with local, regional, and national providers of clinical services and supportive care to clients and patients. Within our provider services, our principal competitors are comprised of Amedisys, Inc., Encompass Health Corporation, LHC Group, Inc., and Addus HomeCare Corporation, as well as other local and regional providers. Within these services we also compete for employees with physicians, nurse practitioners, physician assistants, and other medical and non-medical personnel. Additionally, we compete for physicians and other healthcare professionals that we directly employ to provide healthcare services for our patients and to provide licensed medical services.

Our Platform

We believe our high-quality and complementary health services offerings address significant and important patient and stakeholder needs. In the home and community settings where we operate, patients with chronic conditions often require daily care, closely-managed medication regimens, and specialized clinical treatment, and our service model is defined by core pharmacy and provider services augmented by integrated care capabilities that are intended to maximize outcomes and minimize potential disruptions. The Company’s quality outcomes achieved for Senior and Specialty patients and industry stakeholders are also mostly delivered in patient-preferred and lower-cost settings. We believe our breadth of service capabilities and proven outcomes position us as a provider of choice for patients, families, referral sources, customers, and payors.

Furthermore, scale is important in the industries and service areas that we participate in, for numerous reasons, including realizing economies of scale, for example in purchasing, technology, and related to fixed expenses, leveraging best practices and quality and operational oversight of the service lines, in payor contracting, being able to invest in attractive growth areas, and driving value through revenue, quality, and operational and cost synergies post acquisitions. Our service capabilities extend across all 50 states in the United States, with co-location of our pharmacy and provider services in 40 states. We deliver a higher proportion of services in select regions with favorable demographics and regulatory environments, with approximately 49% of our revenue in 10 states for the year ended December 31, 2023. Our services are organized and managed through two reportable segments: Pharmacy Solutions and Provider Services.

The Company’s scale, complementary service offerings, and geographic footprint also enable integrated and value-based care opportunities. Many of our patients today receive both pharmacy and provider services from the Company, thus simplifying their experience and supporting positive outcomes. Our integrated care and value-based care model is based on three important service enablers and three primary strategies. For enablers, we view (i) home-based primary care capabilities, (ii) a customized transitional care management program, and (iii) a clinical care coordination hub as essential to drive optimized quality and reduced cost outcomes. The Company has spent the last several years building out these three integrated and value-based care capabilities. In turn, these enablers are required to execute three key integrated and value-based care strategies, including (i) the coordination of clinically integrated care for patients receiving multiple Company services across settings and over time, (ii) providing multiple integrated (or bundled) services to senior living communities, behavioral providers, skilled nursing and rehabilitation facility providers, hospitals, and payors who all require our comprehensive offerings, and (iii) the execution of value-based care contracts, whether internal through the Company’s own ACO shared savings arrangements and managed care plans or whether external through third-party government or managed care entities.

Pharmacy Solutions

We opportunistically provide pharmacy services when and where demanded and as required to customers and patients in their homes and communities, often in coordination with our provider services. The Company filled over 37 million prescriptions in 2023 from over 180 pharmacies across all 50 states, with services delivered to approximately 6,000 customer locations, more than 44,000 individual or group homes, and over 350,000 patients, all through over 4,900 unique customer and payor contracts. Our leading pharmacy support across customer and patient settings is achieved through a focus on medication availability and reliability, cost containment, customer staff and patient support programs, clinical and regulatory education and support, and leading customer service. Infusion and Specialty Pharmacy prescriptions and Home and Community Pharmacy prescriptions have grown at more than 20% and 8%, respectively, from December 2022 to December 2023. We have a unique opportunity to increasingly provide more pharmacy services in the future to provider patients and patients transitioning across settings of care. Almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, which we have the opportunity to further address.

Pharmacy services are a universal need and ongoing connection point across medically complex populations. Our pharmacy services delivered into homes and community settings for complex patients are extremely different as compared to retail pharmacy, with more challenging customer and patient needs and service requirements. The average Senior fills approximately 52 medication prescriptions per year, while our average pharmacy patient is usually prescribed approximately nine medications at a given time, or at least two times more than the average Senior. As a result, medication appropriateness, accuracy, and adherence are critical points of emphasis for promoting the overall long-term health and well-being of patients. Non-adherence causes approximately 40% of chronic disease treatment failures and 125,000 deaths per year in the United States. Further, non-adherence costs $100 billion annually, according to the JAMDA study. We deliver on our goals with 99.99% order accuracy and 98.20% order completeness.

There are numerous success factors that we believe are important for long-term sustainability in the pharmacy industry. First, large scale, which our pharmacy platform has and is characterized by, is of critical importance. We are able to leverage our large pharmacy scale in purchasing and all supplier contracting, in operating and fixed expenses, in payor contracting, in technology and systems, in sales and marketing and with brand reputation, in being able to address customer and growth opportunities in more markets, in driving synergies post acquisitions, and in leveraging best practices, for example, in operational, quality, and compliance oversight and human resources and people management. Second, the Company has historically targeted and served home and community pharmacy customers, patients, and channels as different from a retail strategy. We believe that these service settings and channels are more challenging to serve and present the opportunity for greater customization of offerings, differentiation, and value-add to customers. Third, and related to the customer types and channels that we serve in pharmacy, we most often provide our services through a local pharmacy and delivery model. Many of our customers require same day pharmacy service or in-person administration, and this geographical requirement can only be met through local, physical pharmacies. Fourth, many of our customers and patients have different and more significant clinical, educational, and reimbursement needs as compared to the general population’s retail medication profile, which must be addressed through particular expertise and high-touch customer and patient support vehicles and resources. Fifth, and also due to the different setting profile, heightened needs, and medication therapy profile of our patient base, there is an increased importance on service levels and quality measures in our specific pharmacy service types. Companies that outperform on service and quality in our pharmacy customer and patient channels have the opportunity to differentiate themselves in the market and with payors.

Infusion and Specialty Pharmacy

We provide infused, injectable, and oral medication services in the home and clinic focused on pharmaceutical therapies that require expert administration and high-touch clinical services to patients by our pharmacists, registered nursing staff, and patient support teams. Infusion therapy services are a specialty form of pharmaceuticals that involve the intravenous administration of higher-cost, specially-handled medications that treat a wide range of acute and chronic health conditions, including, for example, infections, auto-immune illnesses, oncology, multiple sclerosis, hemophilia, and nutritional deficiencies. Oral and injectable medication therapies for complex disease management treat oncology, neurology, dermatology, cardiology, immunology, inflammatory, rare and orphan, and other conditions. Within oncology, as one of the leading independent specialty pharmacies in the United States, our services encompass clinical coordination, patient education, protocol compliance, patient assistance with insurance access and outside funding, and timely delivery of medication. Our certified oncology pharmacists are available 24/7 to provide support for patients and caregivers while working in close coordination with their physicians.

Our customer service and quality metrics are in-line with, or better than, our peers, such as time-to-first-fill (3.7 day average turnaround time, which is significantly lower than the industry average of 9.7 day average turnaround time), overall MPR (97.3%, which is significantly higher than the generally accepted 80% threshold for compliance, which is also the threshold set forth in the Company’s Blue Cross Blue Shield guarantee), and infusion patient satisfaction scores (94.5%, which is in-line with the 95.6% national average). We offer value-add services including technology integrations and real-time analytics for both suppliers and payors. As a result of our unique capabilities in serving pharmaceutical manufacturers and biotech companies, we have exclusive or preferred relationships in specialty oncology drugs, as manufacturers select our pharmacy – exclusively or as part of a group of a few other pharmacies – to distribute and support their therapies in the market. We currently have 116 limited distribution oncology drugs in the market with an additional 16 in the pipeline still to launch, including 5 exclusive and 11 ultra-narrow drugs with limited pharmacy access. In 2020, 2021, and 2022, as a testament to our leading quality and service, we achieved “world-class” NPS scores of over 90, which also triggered quality incentive payments. The Company receives incentive payments in connection with a payor contract, which includes incentive targets based on the Company’s NPS scores achieved from surveys performed directly by the payor. During the years ended December 31, 2022 and 2023, the incentive payments were approximately $20 million and $30 million, respectively. Further, there are meaningful new opportunities, such as $90 billion expected by 2032 in pharmaceutical industry revenue from oncology drugs not yet launched, drugs that will become generic over the next five years, and approximately 400 drug therapies in Phase III in the Infusion and Specialty Pharmacy pipeline.

Home and Community Pharmacy

Our home and community-based pharmacy solutions ensure that medications are accessible and clinically supported for patients outside of retail pharmacies. The Company’s footprint of pharmacies covers all 50 states with a localized model that features “white-glove” and customized programs and allows for faster response times and a better customer and patient experience. We service customer locations typically multiple times a day and 24/7 as needed, within a radius of approximately 100 miles of a pharmacy location. Our services focus on achieving leading medication availability, cost containment, and clinical and regulatory education and support for our customers, and they are designed to provide a consistent, best in-class experience for customers accompanied by local concierge support. Centralized intake and order entry drives consistency across operations and markets. Our pharmacy services are all customized to specific settings and patients among the Senior and Specialty populations served, for example whether a patient receiving our medications is in a senior living community, a behavioral group home, or a hospice patient in their own home.

In addition to our very strong service delivery metrics, our pharmacy services and proprietary programs reduce drug costs to customers and patients, for example with a 99.9% generic efficiency rate (the percent of drugs dispensed as generic, when both brand and generic versions of a drug are available) and saving customers an average of $58 per therapeutic interchange. Our customers, supported by several thousand pharmacists, pharmacist consultants, and nurses, perform better than the national average, with our patients consistently outperforming non-patients on overall CMS quality measures. Moreover, we believe we have certain comparative strengths in this large and fragmented pharmacy market due to our large pharmacy scale – and associated drug purchasing capabilities and distribution reach–and robustness of proprietary and customized customer and patient support programs.

In 2021, we launched CCRx, which is a longitudinal medication therapy and risk management program for home health patients, attempting to solve one of the biggest challenges and opportunities in healthcare, which is the ongoing management of complex patients in their homes to reduce adverse health events and hospitalizations. CCRx includes patient and home assessments, initial and ongoing medication review and reconciliation, user-friendly adherence packaging, direct patient engagement, and education by pharmacists and clinicians. The program was built for patients discharged from skilled nursing and rehabilitation facilities or hospitals, and/or patients going onto home health. Studies have shown that all-cause hospitalizations are higher in patients with poor medication adherence and that medication management associated issues are a leading cause of emergency room visits and hospitalizations. CCRx has been shown to reduce hospitalizations, and, as such, is a key enabler in managing patients in value-based care constructs. For example, the JAMDA study found that home health recipients who are enrolled in CCRx experience a 73.1% lower hospitalization rate than home health recipients who are not enrolled in CCRx.

Provider Services

We deliver a variety of impactful and valuable provider services to high-need, chronic, and complex patients in home and community settings. These services consist of clinical and supportive care to over 34,000 Senior and Specialty populations today, with both census for Home Health Care services specifically, and rehab hours served, having grown approximately 10% from December 2022 to December 2023. While the clinical services that we provide have demonstrated attractive volume growth over the past several years, supportive care services have also demonstrated stability and growth due to the valuable nature of these services that address activities of daily living and social determinants of health. Many of our provider patients also receive their pharmacy services through the Company, which helps to optimize their pharmacy and medication care and needs, simplify their experience, and improve their satisfaction. Our patient personal care satisfaction score for provider services patients was 4.44 out of 5.0, per an internal survey. We believe there is greater opportunity to provide integrated services to all of our patients in the future, as almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, and, vice versa, many of the patients we serve in pharmacy have multiple provider service needs, including, for example, home-based primary care, home health, and rehab. To this end, the Company has endeavored to build out home-based primary care over the last several years to coordinate patient services.

There are numerous success factors that we believe are important for long-term sustainability in our provider services markets. First, we are able to leverage our investments in human resources and people management initiatives and best practices across the enterprise, including in recruiting scale and centralization, onboarding and training, and career paths. Second, quality and patient satisfaction are critical, and we are able to provide increased quality and compliance and operational oversight across all locations through additional regional and enterprise resources and functions. Third, we drive strong sales and marketing best practices across geographies to drive strong referral and volume growth rates. Fourth, we are able to drive economies of scale in supplier and payor contracting, in technology and systems, and in government affairs and advocacy. Fifth, the ability to address market opportunities and geographic coverage through de novo locations and tuck-in acquisitions that benefit from synergies adds value, which we have demonstrated. Moreover, provider services scale is perhaps the most important determinant of sustainability for a provider services business, as it enables a company to be able to execute on the aforementioned success factors. Complementary scale in the pharmacy business is additive to provider services quality and growth, as our pharmacy business’ presence and footprint across geographies provide for a base of integrated care patient opportunities.

Home Health Care

We provide patient-centric, highly skilled, and compassionate clinical care to Seniors and others in their homes. For Seniors and other patients recovering from surgery or illness or living with chronic diseases, we provide clinical home health care in the home. These services help patients avoid unnecessary hospitalizations, speed up recovery time, and allow people to stay and feel secure in their own homes, which they prefer. Over $40 billion in annual U.S. health care spending is attributed to hospital readmissions, and home health care can reduce 365-day post-discharge costs by more than $6,000 per patient, each per the American Journal of Medicine. We also provide physical, emotional, and spiritual comfort and support primarily for Senior patients with terminal illnesses and their families through our hospice services. Our services have also been shown to help manage end-of-life healthcare spending. For example, Medicare spend in 2019 for patients that had received hospice care was estimated by NORC at the University of Chicago to be $3.5 billion less nationwide than if all such patients had not received hospice care. Like patients receiving home health care, our interdisciplinary hospice teams tailor individualized plans for patients and their families based on a comprehensive understanding of their needs. Our hospice patients require important daily pharmacy support, which we deliver through our pharmacy services. We have an 9.2 HCI score, calculated using data from CMS provider reports for each of our providers, and we believe that our nurse-to-patient visit frequency and staffing ratio is well above industry averages, as demonstrated by the fact that across our hospice services, our average total visits per patient is 22.0 visits per month as compared to the national average of 14.0 visits per month. Additionally, on average, nursing visits per patient per month was 10.5 as compared to the national average of 6.4 visits per patient per month, which monthly average was based on a MedPac report in 2022. Additionally, for Seniors and others who require supportive care and activities of daily living support that address social determinants of health, including dietary and nutrition management and cognitive and social engagement, among others, we offer these daily or weekly services. We estimate that the average cost per day of supportive home care services is 90% less than hospital care, and as Medicare spends an average of three times more on older adults with functional limitations, we also believe that supportive care services will continue to become a focus for payors to help improve outcomes and delay or prevent unnecessary facility placement.

We are continuing to build out specialized and different primary care capabilities through our home-based primary care medical home model and platform, which we view as central to the future of optimizing patient management, including patient experiences, outcomes, and cost. Many adverse health and/or medication events can be prevented through better understanding patients’ health and risk factors by managing and treating them in the environment where they reside with primary care. In doing so, home-based primary care is more patient-centered and incorporates patients’ specific objectives and goals. Home-based primary care pro-actively addresses gaps in care and triages health events in-place, when possible, thus mitigating avoidable emergency room visits and hospitalizations. Home-based primary care coordinates care and resources for patients in pulling together previously disparate information and contact points into one place for more coordinated and informed patient care. Our primary care clinicians, including physicians we directly employ in certain states, optimize clinical and care decisions as they see and manage both Seniors and Behavioral (including I/DD) patients in senior living communities, in individual homes and in group homes, in skilled nursing and rehabilitation facilities, as well as through transitional care visits after patients leave hospitals or skilled nursing facilities. By engaging with patients more frequently and where they live, the Company’s home-based primary care can mitigate health issues before they escalate further and conduct many applicable treatments and procedures in a home or community setting. Our home-based primary care has delivered leading quality outcomes, including a hospital readmission rate 30% less than the national average and with acute, chronic, and complex patients served still able to spend 355 days per year at home, which is 6% more days than the Medicare average, based on the Health Days study. For I/DD patients, we have seen reductions in hospitalizations and readmissions of 44% and 84%, respectively, since beginning home-based primary care services.

In addition to many of our provider patients also receiving their pharmacy services from the Company, our patients often receive multiple in-home provider services from the Company to improve outcomes, including home-based primary care and home health or hospice and transitions from home health to hospice. In 2021, the Company implemented CCRx, which provides patients with a more coordinated experience and reduces risks through primary care expertise in the home soon after patient discharge and through optimized medication therapy management in an individual’s home. Within the last two years, the Company has built a Clinical (Nursing) Hub to be the contact and coordination point for patients, families, and their pharmacy and provider services. As more of our patients utilize the multiple needed services that they require and we provide, we pro-actively monitor patients and deploy triage tools through our Clinical (Nursing) Hub to address risks and optimize quality outcomes in real-time, particularly for higher risk patients. Within the Clinical (Nursing) Hub, we centralize on-call and tele-triage, perform high-risk patient monitoring and intervention, conduct “Aftercare” patient calls, and manage care coordination opportunities across the enterprise. We see significant potential for additional integrated care opportunities by leveraging our Home-Based Primary Care, CCRx, and Clinical (Nursing) Hub capabilities to support senior living communities, payors, our hospital partners and their patient discharges, and our skilled nursing and rehabilitation facility customers who alone discharge approximately 360,000 patients a year back into the community and their homes.

Community and Rehab Care

Our Community and Rehab Care services provide both client-and patient-centric clinical care and supportive care to Senior and Specialty clients and patients living with age-related acute or chronic conditions, living with life-long indications (including I/DD and autism), or recovering from a catastrophic neuro event (ABI/TBI or stroke) requiring intensive therapy. These services support individuals of all ages who need various forms of expert clinical care and therapy in addition to assistance with daily skill building and living. The majority of these clients and patients receive daily pharmacy support, delivered through our pharmacy business (with a 79% penetration rate), along with ongoing behavioral therapy consults and primary care medical care, which is increasingly being delivered through our home-based primary care practice.

We provide specialized, highly-skilled, and custom-designed rehabilitation services, including physical, speech and occupational therapy and ABA, for clients and patients of all ages with a range of injuries and conditions, including brain and spinal cord injuries, stroke, pediatric neuro conditions, and autism. Our services make a dramatic impact on the trajectory of a patient’s independence, skills, and life and significantly lower longer-term costs. Rehab patients see profound improvements in their conditions, with the Company’s outpatient rehab services receiving a 98% patient satisfaction score and approximately 99% of patients who would recommend our services. We also offer a variety of programs for individuals with I/DD through our community living services, including group homes, supported living and family living models (host homes), behavioral therapy, vocational therapy, and case management. Our programs are principally administered in individuals’ homes and are predominantly based on individual support and clinical care plans designed to encourage greater independence and manage medical conditions, as the majority of I/DD individuals have multiple chronic conditions and require eight or more medications.

Our Team and Culture

We believe an engaged, connected, and mission-driven team of employees across the Company is an essential component of our platform and growth strategy. Our dedicated clinicians, caregivers, field, corporate and other administrative support employees, managers, and leaders are the critical elements that have enabled us to build a differentiated healthcare platform of scale with strong quality outcomes and historical financial performance. We have a combination of long-standing employees at all levels who have worked together for years and talented newer employees that help to contribute best practices and innovation – all bringing a wealth of experience in healthcare.

Our leadership team has driven a clearly defined vision and mission through the organization. It has fostered and developed a focus on quality, operational excellence, and growth across our enterprise, underpinned by strong people, efficient processes, and robust technology and data systems and applications. The Company has consistently innovated its service models to drive results and augment our positioning as a valuable partner to industry stakeholders. Our culture is at the heart of all we do, enabling execution of our strategies. Our commitment and passion for making a difference and helping people guides the way our care and services are delivered, one patient at a time.

As a leading mission-driven and quality-focused health services organization, our employees are fundamental to our ability to maximize our impact in serving clients, patients, families, customers, referrals sources and partners, and all healthcare stakeholders. Focusing on the interests and development of our employees is a top priority, and our ability to attract and retain compassionate and skilled caregivers and pharmacy professionals, as well as talented functional and managerial staff, is fundamental to our future.

Our LEGACY focus guides every member of our team to act as professionally and responsibly as possible with an attention to the following core behaviors:

•
Leadership: Everyone is a leader. Establish purpose and coach to make others better.
•
Environment: Work together among a trusting team, and reward good performance.
•
Get Going: Think. Plan. Act. Take action to set and hit our goals.
•
Attitude: Take a positive, can-do approach, because that is contagious.
•
Communication: Connect, coordinate, and collaborate, so that everyone is in the know.
•
You: Be an example. Stop and reflect. Set high standards, and note progress and wins.

These LEGACY standards show up in all areas of operations, including strategic planning, budgeting, quality and compliance, operations, sales and marketing, technology, management review systems, performance reviews, compensation, and promotions. We believe our culture supports our ability to operate at the highest levels to maximize our collective impact in fulfilling our mission and delivering critically needed care to our clients and patients in a high-quality way. If we do this, we believe that sound and responsible financial results will follow, which enable further investment in people, technology and continuous improvement efforts.

Operational Excellence

Operational excellence is a focus of our Company. It is a key aspect of our performance, and we believe it will be a driver of our continued growth. Our senior leadership’s attention to how we operate and manage our services and enterprise support functions is reflected in continuous improvement efforts in both volume and cost efficiency related areas for improved results. In field operations, processes and teams are empowered with clear strategies and goals and managed from the local level up through regions, with key enterprise functions such as finance and accounting, revenue cycle, information technology, quality, compliance, human resources, legal, payroll, accounts payable, communications, sales and marketing, and government relations working to support front-line and field employees and managers to be as knowledgeable and impactful as possible. In addition to large finance and human resources organizations, dedicated PMO, IMO, and Procurement teams have been in place for the last seven years and serve as control functions, as they evaluate opportunities, drive continuous improvement projects, and support the execution of critical initiatives across all business and enterprise functions in the Company.

Working collaboratively, these teams have a broad mandate and are empowered from the CEO office to support further growth and realize savings through new strategies to drive volume, people and culture enhancements, process improvements and operational efficiencies, synergy capture from acquisitions, and improved purchasing that leverages our scale. The implementation of our PMO-led continuous improvement program over the past seven years at the enterprise level has resulted in approximately $47.5 million of annual savings in 2023 (in addition to annual efficiencies and savings work throughout field operations) from improved processes and working smarter, and these efficiencies have been used to reinvest in employees (both existing employees through wages and benefits and new employees to support key strategies, innovation and infrastructure needs to further scale), quality, technology, and growth initiatives. Our cost initiatives have included various projects such as formulary product focus which then can lead to pricing improvements, delivery route optimization, and vehicle and mileage optimization among many other initiatives focused on reducing waste and improving costs in our network.

We have continued to make investments to improve the overall efficiency and workflow of our business and position ourselves for continued future growth. For example, investments in technology and information systems to support our businesses in recent years have included new and improved EMR and ERP systems across different pharmacy and provider services for continued usability improvements, quality objectives, sales and marketing strategies, enabling mobile and electronic visit verification, implementation of daily pay and other employee support applications, and enhancements to financial, revenue cycle, recruiting and training systems. Our cloud-based data lake (storage) and business intelligence (analytics) capabilities are now a single digital platform and set up to feed real-time quality, operational, and financial metrics tracking across the Company.

In 2020, we also completed the implementation of a financial systems transformation, including the implementation of Oracle Fusion and a new budgeting and forecasting system. Continued enhancements in revenue cycle systems and processes have included a new accounts receivable collections system to prioritize accounts and team activity and drive DSOs, implementation of our “One Touch” billing and collections program in pharmacy (to comparatively outperform for customers in a complicated industry billing environment using dedicated billing specialists assigned to facilities to proactively lower costs and optimize customer experiences), lockbox capability, and online bill pay. Employee and vendor initiatives have included payroll and accounts payable systems enhancements and conversions to automate field and people processes, a new enterprise recruiting, hiring and onboarding system, enhanced training systems and programs, introduction of an employee App, or OutReach, that also includes capability for employees to receive daily pay, and a new enterprise travel system to implement policy controls and bulk purchasing for better rates. In turn, we have continued to refine and leverage our scale with IT infrastructure consolidations and efficiencies and ongoing IT security investments in support of enterprise systems and data. Moreover, the Company is on a course to digitize as much information as possible and to automate all relevant processes and tasks possible, and we continue to identify opportunities to take advantage of robotic process automation, a discipline we introduced into the Company that has resulted in the automation of many wrote, manual processes, saving time and freeing up employees for higher value-add activities.

Quality and compliance are central to our strategies and mission. We have demonstrated leading and excellent service and customer/patient/family satisfaction scores across the organization, as referenced in prior and other sections of this Annual Report on Form 10-K. In addition to quality and compliance resources and programs in field operations, we invest over $200 million a year in people, training, auditing, signature programs, accreditations, advocacy, and technologies to support quality, compliance, and safety as part of our “Quality First” framework. We continue to invest in quality and compliance resources with 193 enterprise oversight quality and compliance team members, who conduct approximately 200 additional, deep, and next-level audits annually, in addition to ongoing audits at the field operations level. This team also completes monthly record reviews of 10% of patient charts, leveraging electronic health records. We have over 1,000 pharmacies, branches/agencies, and service locations accredited by the leading, national, and third-party accreditation bodies, including ACHC, CHAP, Joint Commission, CARF, NABP, URAC, and DMEPOS.

The strength of our quality was reinforced during the initial years of the COVID-19 pandemic, during which the Company focused on implementing best practices in infection control, visitor management, employee screening, streamlined reporting, and triage protocols to optimally support clients, patients, employees, families and communities. Through the end of the COVID-19 pandemic, the Company has experienced an overall infection rate that is much less than the general U.S. population, with client/patient and employee infection rates of only 7.1% and 9.0%, respectively, which is less than one-third of the U.S. national average of 31.5%, despite the Company serving a comparatively higher-risk population. We have reported our preparation plans, tactics, experience, and data in numerous peer-reviewed research publications, and the World Health Organization, the International Long-Term Care Network, and the London School of Economics included these publications in their policy briefs. Since 2020, the Company has published and presented on outcomes, value, and best practices from our various services, as well as in COVID-19 pandemic management, in 36 different venues, including in 9 different peer-reviewed publications, and the Company’s published white papers on its outcomes and practices have been cited by authors in other research articles approximately 95 times.

Our continued build-out of Home-Based Primary Care, transitional care management programs, including CCRx, and Clinical (Nursing) Hub services should further optimize quality outcomes and help to reduce unnecessary ER visits and hospitalizations across all provider service lines, as they will increase transitional care and primary care visits in the homes of high-risk patients, centralize on-call and tele-triage, perform high-risk patient monitoring and intervention (utilizing telehealth), monitor home health and hospice utilization algorithms and bridging, conduct “Aftercare” patient calls, manage care coordination opportunities, and support CCRx with patient monitoring, touch points, and care services coordination as needed. These continued investments in innovation and quality resources should add capabilities to support evolved models of quality and payment initiatives with payors in value-based arrangements in the future.

Competitive Advantages

As compared to many other health services providers, our large size and scale, our complementary services address multiple needs of high-need and high-cost complex patients, our markets are uniquely large in the aggregate with tangible demand drivers, our services are delivered in preferred lower-cost home and community settings aligned to secular trends, our patients require long-term care and support that results in a high recurring revenue profile, our services produce excellent and proven quality metrics, and our M&A track record and platform is extensive. Moreover, the combination of our services delivered in homes and communities provides for a greater opportunity set of commercial and clinical alternatives to pursue and deepen in, and it provides for a unique model for integrated and value-based care to realize improved patient and cost outcomes for complex patients, payors, and the healthcare system. These advantages and capabilities have led to strong historical growth, augmented by significant de novo and M&A execution amidst fragmented markets, and underpinned by a capable, seasoned, and proven management team.

Scaled National Platform Focused on Complex Patients in Home and Community Settings

Our reach, breadth, and scaled national platform of pharmacy and provider services improve the consistency of results and is designed to solve critical pain points for payors in managing overall healthcare costs for their most complex patients. We are able to drive clinical outcomes and lower cost of care due to our presence in the home and community and highly proximate position to the patients we serve. In 2023, we delivered over 37 million prescriptions and provided approximately 120 million hours of care across all 50 states in the process of serving over 400,000 people per day on average. We estimate our total addressable market opportunity to be over $1.0 trillion, and the complex populations we serve both comprise the majority of this spend and drive the highest growth within healthcare services. Our ability to provide complementary and integrated daily pharmacy and provider services to more patients at scale enhances our growth and new contract opportunities comparatively and provides us with greater long-term potential size and impact.

Size and scale are important in the industries and service areas that we participate in, for numerous reasons. These include realizing economies of scale, for example in purchasing, technology, and related to fixed expenses, leveraging best practices in human resources and people management, sales and marketing, and customer programs, leveraging quality and operational oversight of the service lines across the enterprise, supporting payor contracting, investing in attractive growth areas, and driving value through revenue, quality, and operational and cost synergies post acquisitions. We believe our scaled national platform of integrated service offerings not only drives efficiencies and best practices, but also establishes our position as a healthcare provider of choice for patients, families, referral sources, customers, and payors.

Complementary Services That Address Integrated Health Over Long Periods of Time

We offer complementary pharmacy and provider services and unique, proprietary programs across our platform that high-need, high-cost, and complex patients require, and we have significant engagement with our patients in their homes and communities. Each of our pharmacy and provider services offers patients higher quality care and provides greater efficiency and effectiveness when integrated, as a streamlined partner available to payors to deliver improved outcomes and cost savings. The comprehensive mix of services that we provide at the scale that we provide them creates both stability – through business, end market, geographic, and payor diversification and relevance – and more revenue opportunities in providing multiple services to patients as a single provider and in capturing additional services across patient settings and transitions of care. The steadily increasing density of our network and proximity to patients allows us to increasingly drive referrals and follow patient needs longitudinally across their individual care continuum. The vast majority of patients we serve not only have multiple service needs, but also have life-long conditions with long-term, chronic care needs, which results in significant revenue visibility – 76% of our patients are on service for at least six months, and 69% of our patients are on service for at least 12 months, which provides for a high degree of recurring revenue comparatively.

Excellent Quality and Compliance with a Focus on Care Coordination

We have demonstrated leading quality metrics and cost-effective care across all service offerings of the Company, coordinating high-need, and complex individuals with caregivers and support services to improve outcomes for clients, patients, and families. Our provider care management tools and programs help to keep our patients safe, enhance their independence, improve their outcomes, and lower their health care costs. Our goal is to try to ensure that every individual receives the right care, at the right time, in the safest environment possible.

For example, across our pharmacies we achieve 99.99% order accuracy and 98.20% order completeness, “excellent” and “world class” NPS, a 95% satisfaction rating from infusion patients, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 98% patient satisfaction in our outpatient rehab services, and we achieve an 84% overall rating of care in hospice, hospitalizations 30% lower than the national average in our home-based primary care, and four stars (out of five) in the CAHPS home health patient survey ratings. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 359 days a year at home on average. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients and attentive care protocols, as evidenced by these quality metrics.

Our pharmacies address ever-present patient medication needs across all settings and our industry-leading solutions ensure accurate and timely access to needed medications, control costs, enhance customer education, improve patient outcome measures, and support customer compliance with state and federal regulations. We have dedicated a large and growing amount of resources to support quality and compliance throughout the organization, and we continue to invest in efforts to innovate further towards value-based care capabilities. Together, our quality and compliance programs create an outcomes-based environment centered around clients and patients that enables them to live their best life.

Strong Track Record of Executing High Return De Novo Expansions

We have a successful history of executing on new de novo locations to increase coverage and market share in our geographies. Our knowledge of markets, competitors, referral sources, customers, people, and our payor contacts and contracts from across our services and geographies helps to inform our selection of new markets. We have expanded to 143 new locations since 2018. We have historical performance that indicates that our operating model can succeed across different markets. While we expect de novos typically take three to five years to reach full maturity, our 143 de novo openings since 2018 have reached profitability within six months on average. For the year ended December 31, 2023, our 143 de novo locations opened since 2018 generated total revenue of $226.8 million, representing 18.1% growth compared to the de novo locations revenue for the year ended December 31, 2022. Our de novo growth for the year ended December 31, 2023 contributed approximately 0.6% to our overall Company revenue growth of 14.3% compared to the year ended December 31, 2022.

Track Record of Strategic and Accretive M&A Across Our Platform with Proven Ability to Execute

Acquisitions are a key strategic advantage and value creation driver for BrightSpring. We have an established M&A track record and proven capabilities, positioning us to continue to be effective in acquiring businesses within our service lines and within fragmented markets. We have successfully acquired 59 businesses since 2018, with the median purchase price of $4 million for acquisitions since 2018. Of the 59 businesses, 57 have increased their profitability since we acquired the respective businesses, which is calculated using last twelve months results at the time of the acquisition compared to results calculated for the twelve months ended December 31, 2023. Our scale and breadth of services creates meaningful opportunities to achieve significant revenue and cost synergies with businesses we acquire. We believe we are an attractive partner for many businesses, who need and can benefit from additional infrastructure, referral source expansion, and purchasing and negotiating power to succeed. Our M&A capabilities have been honed through years of experience, and today we are able to generate significant synergies beginning on the first day post-closing of an acquisition. We have realized combined post-close growth in our acquisitions since 2018 that has resulted in a reduction of aggregate purchase multiple by approximately 50% overall, which is calculated using last twelve months Adjusted EBITDA at the time of the acquisition compared to

Adjusted EBITDA calculated for the year ended December 31, 2023. This highlights the Company’s differentiated acquisition and integration approach and skill set and the value-enhancing nature of our historical acquisitions. We have historically financed our acquisitions primarily with borrowings under our debt facilities, as well as cash flows from operations. Since 2020, we have incurred $1.2 billion of debt to fund the purchase prices of, and otherwise consummate, the acquisitions. Our total debt as of December 31, 2023 was $3.4 billion.

Our M&A platform in our pharmacy and provider services markets within health services is advantageous for multiple reasons: our scale enables both revenue and cost synergies; our complementary service line mix provides us with a broader and larger opportunity set of acquisition targets; our well-resourced corporate development team’s ability to pro-actively identify and execute attractive and, most often, proprietary acquisitions; and our IMO team that has extensive experience in managing all elements of the acquisition process pre and post-close and helping to ensure the successful integration of both platform and tuck-in acquisitions into our organization. All service markets that we participate in are still highly fragmented and benefit from scale, which provides for continued consolidation opportunities and value-creation opportunity through well-reasoned and well-executed acquisitions.

Experienced Management Team with a Successful Track Record of Building Companies

Our management team has an average of 26 years of healthcare experience, with combined backgrounds across different industries and disciplines and with collective experience in building healthcare platforms. Senior management has a track record of successfully building home health and hospice platforms, managing large pharmacy businesses, turning around and improving businesses, driving volume growth, entering adjacent and new markets, integrating acquisitions, completing joint ventures, executing on de novos, improving quality, implementing new systems and continuous improvement programs, generating stable cash flows, and creating organizations with strong cultures and talented people. Our management team is tenured and has driven revenue growth of over three times since 2018 while integrating enterprise infrastructure and processes across service lines.

Our Growth Strategy

Drive Organic Growth in Pharmacy Solutions and Provider Services

We expect to continue to pursue and capitalize on growth opportunities in our existing core pharmacy and provider services through four principal mechanisms.

First, we plan to benefit from market penetration in both our legacy and newer markets. Through our scale, our delivery of multiple needed patient services, our quality metrics and ability to improve outcomes for patients, our human resources capabilities, and our sales and marketing initiatives, we are able to drive increased penetration of the Company’s stable, growing, and attractive end markets. While we have leading share and scale in a number of our patient services settings, which we have served for longer periods of time, our share in newer patient settings is still emerging and provides added opportunity for further growth. For example, in our hospice services, utilization is still only 50% despite the benefits of the service delivering life-enriching care and important medication management. Also, despite the large size of our markets, many potential clients and patients unfortunately still go without care services today, either due to lack of knowledge of available services, access/payment barriers, or waitlists. Continued recognition for the clear value of home and community-based services and continuing referral source, client/patient, and family education can drive further increases in the number of clients and patients on the Company’s services.

Second, beyond increasing market penetration and increasing access to existing eligible and appropriate clients and patients, our core business is characterized by favorable demographic and social trends that include an aging population, an increasing number of individuals with chronic, life-long medical conditions, an increasing number of individuals with behavioral and mental health indications, and an increasing preference for home and community-based health solutions. In our core pharmacy and provider services, there remains significant opportunity to benefit from continued growth in our industries and in the number of available patients in need of our services. Seniors over the age of 65 are expected to grow by almost three percent a year by 2030, according to the CBO, and the population size of people over age 85 is expected to double by 2040, according to the Administration for Community Living. In Pharmacy Solutions, the senior living market is expected to grow by five percent per year, demand for home infusion is expected to grow at nine percent, and specialty drug spend is projected to grow at a

10-15% annual rate, with oncology being the biggest and highest growth market within the specialty pharmacy industry and having a large number of innovative therapies in the pipeline. There is an estimated six percent projected growth rate from 2023 to 2030 in the number of Seniors who will need supportive care services, per Mordor Intelligence forecasts, and 70% of adults over the age of 65 will need assistance at some point, each per the HHS report on older Americans. Hospice services are projected to grow at seven to eight percent per year according to a Bank of America Global Research report, and neuro rehab services are estimated to grow at eight percent per year according to a 2021 report by Allied Market Research.

Third, we believe that we have significant opportunity to serve more patients by further building out our network of locations through high return de novo expansions. Again, it is our scale and complementary service line offerings that afford us this de novo opportunity. We continuously focus on identifying areas of need and gaps in geographic and service coverage that we can fill by opening new locations. Incremental service coverage represents not only standalone service line growth, but also represents an opportunity to provide additional integrated care pharmacy and provider services. Our successful track record to date gives us conviction to continue to invest in new locations to drive long-term value creation. We believe we can continue to replicate our historical pace of opening at least 20 de novo locations per year. Given our size, complementary services, and opportunity set of new service locations to choose from, we have prioritized target markets that we believe will be appealing opportunities for strategic development.

Fourth, underpinning multiple levers to drive continued growth is a stable reimbursement environment across the various services we provide to our high-need client and patient population. Our services have significant and evident value. They deliver high quality, reduce costs in the healthcare system, and are provided in client-, patient-, and family-preferred settings. In order to continue to provide care access and funding solutions to an aging U.S. population, which is increasingly defined by chronic and behavioral health conditions, increased funding for home and community-based services like those of the Company is imperative. Historically, our markets have a demonstrated track record of governmental and payor support and reimbursement stability. Reimbursement rates for hospice services increased by 2.0% on average from 2014 to 2021, per CMS and HHS data, while home health spending in the U.S. is projected to increase by 7.0% per year through at least 2028, according to a 2020 report in Health Affairs. Reimbursement rates, largely Medicaid, in supportive care and behavioral health (including I/DD) have increased for the past ten years, with a CAGR of 4.1% and 3.6%, respectively, since 2014. In Pharmacy Solutions, our long-term care pharmacy revenue has increased at 3.3%, since 2014. Funding for home and community-based services for the highest-need and highest-cost populations will continue to result in better healthcare system outcomes, in terms of patient access, patient and family preference, and overall cost.

Leverage Complementary Services and Market Presence to Increase Integrated and Value-Based Care

As a pharmacy and provider services platform that includes complementary service capabilities and client and patient health solutions, including 500,000 embedded clinical interchange opportunities, we have additional integrated care opportunities in the future that should improve patient and family outcomes and satisfaction while reducing healthcare system costs. For example, 22% of all hospice care takes place in assisted living facilities and 35% of residents in assisted living facilities receive home health care. Moreover, 70% of patients in skilled nursing facilities are discharged to home health care. Most all of the complex patients that we serve require pharmacy and provider services, and while the Company’s capability to provide these multiple required services to Senior and Specialty populations increases our overall total addressable market size, revenue potential, M&A opportunity set, and de novo possibilities, it also enables us to provide higher-quality and more efficient integrated care for healthcare stakeholders.

Our Company’s integrated care management and value-based care model today is predicated on and defined by three important service enablers and three primary strategies. For enablers, we view (i) home-based primary care capabilities, (ii) a customized transitional care management program, and (iii) a clinical care coordination hub as essential to drive optimized quality and reduced cost outcomes. The Company has spent the last several years building out these three integrated and value-based care capabilities. In turn, these enablers are required to execute three key integrated and value-based care strategies, including (i) the coordination of clinically integrated care for patients receiving multiple Company services across settings and over time, (ii) providing multiple integrated (or bundled) services to senior living communities, behavioral providers, skilled nursing and rehabilitation facility providers, hospitals, and payors who all require our comprehensive offerings, and (iii) the execution of value-based care contracts, whether internal through the Company’s own ACO shared savings arrangements and managed care plans or whether external through third-party government or managed care entities. The ongoing build-out of these enablers and strategies will be fundamental to provide augmented care management capabilities to drive more integrated care solutions in the future.

There are opportunities for government and private/commercial payors to improve outcomes and costs for their members by proactively managing at-risk and highest-risk patients with chronic conditions and/or polypharmacy utilizing high-touch, comprehensive, and coordinated care management solutions. Healthcare spending is highly concentrated, and frail Seniors and dual-eligible individuals with behavioral needs are among the highest spenders. Medicare beneficiaries with four to five chronic conditions have 500% greater healthcare spending, and beneficiaries with six or more chronic conditions have 1,500% greater healthcare spending. The top five percent of health spenders account for approximately 50% of the spending and cost approximately $61,000 a year on average, and the top one percent of health spenders account for 21% of healthcare expenditures and cost approximately $130,000 a year. Individuals within seven to nine, four to six, and one to three months of end of life have an MLR that is 135%, 175%, and 375% higher, respectively, and individuals with polypharmacy (as defined by five or more medications) have a 20% to 30% higher risk of hospitalization and mortality.

Well-coordinated home and community-based settings have demonstrated value, as in-home pharmacy, home health, hospice, home-based primary care, and supportive care services to patients are lower cost alternative care settings that achieve high-quality outcomes for complex patients. As such, we believe there is a continuum of options for appropriately enabled and positioned organizations to increasingly participate in value-based care, whether through owned value-based care arrangements and payor models or in mutually beneficial partnerships and contracts with government entities and payors. As newer payment models continue to evolve and emerge, we believe that we are well-positioned to grow with this shift due to (i) our high quality, cost-effective integrated care capabilities and enablers that sit at the intersection of pharmacy and provider (clinical and supportive care (including addressing activities of daily living and social determinants of health) services; (ii) our ability to pursue value-based care and payment models through our own internally owned arrangements; (iii) payor recognition of our quality and our ability to execute on improved outcomes and cost-savings without sacrificing quality of care; and (iv) our national reach and scale that allow us to partner with payors across larger geographies.

Our daily, interactive patient care relationships lend themselves towards measurable success across improved outcomes, which is an important foundation for risk-based contracts. Preferred provider relationships that are based on quality performance, data sharing, and/or care coordination/ management programs, which may have payment incentives for performance thresholds, are/were the first step in this healthcare system evolution, and we have numerous relationships and contracts in this area today. We believe that these relationships will continue to proliferate among our payor base. For example, CMS expanded the HHVBP Model to all Medicare-certified home health agencies in the 50 states, the District of Columbia and the territories beginning January 1, 2022, and it ended the original HHVBP Model one year early. The six years of the original HHVBP Model resulted in cumulative Medicare savings of $1.38 billion, as well as improvements in quality.

Alternative payor models and full value-based care, whether internally generated or externally partnered, is the next ongoing and future step in the evolution of the healthcare system, which can feature shared savings and risk sharing models and ultimately lead to direct contracting with Medicare and Medicaid and full risk payor contracts. We continue to work through these various opportunities through internal initiatives and progress and payor discussions in a thoughtful way, and we believe that value-based payment structures in the future – supported by our three integrated and care management enablers, our complementary pharmacy and provider services, and data-driven efforts – represent meaningful opportunities over the next decade, as we continue to support and focus on innovation that benefits clients, patients, and families, and all stakeholders in healthcare.

Execute Strategic and Accretive M&A Through Add-on and Tuck-in Acquisitions

We believe we can continue to utilize our size, national presence, existing operations in complementary services and integrated platform, deal sourcing capabilities, and transaction execution skills as an experienced and proven strategic consolidator in fragmented services markets made up of mostly smaller and mid-sized local and state-based operators. We also believe the robust landscape of potential acquisitions across our markets can supplement organic growth, and that in continuing to pursue our M&A strategy we will be able to supplement census expansion, improve operational efficiencies, and augment delivery of our care. Industry dynamics continue to support and necessitate scale in our markets, due to the importance of volume, investing in people, technology systems, and data and analytics, driving quality best practices, leveraging operating and overhead costs, and working productively with payors.

Our service and patient markets allow us to benefit from increased deal opportunity flow, and it also allows us access to acquire certain “tuck-in” companies at lower and highly accretive multiples. We will continue to execute on both strategic, higher-growth and higher-margin acquisitions in highly-valued markets when it makes sense to do so and “tuck-in” acquisitions that have significant synergies and help manage to a target and attractive blended acquisitions multiple. Our IMO will continue to be a key asset in executing on transactions and ensuring solid integration of acquired operations into our Company, including the attainment of synergies and post-close growth plans. This is evident through the 59 acquisitions we completed since 2018, where post-close growth has resulted in a reduction of aggregate purchase multiple by approximately 50% overall, which highlights the Company’s differentiated acquisition and integration approach and skill set and the value-enhancing nature of our historical acquisitions. Due to our scale, quality reputation, approach to integrating new companies, and management team, we believe we are an acquirer of choice and a natural consolidator.

Our Competition

The U.S. healthcare industry in which we operate is highly competitive. We compete with a broad and diverse set of businesses spanning both pharmacy and provider services. We operate in a highly competitive industry as well. Within our markets, we compete with businesses spanning both pharmacy and provider services markets. In our Pharmacy Solutions segment, we compete with local, regional, and national pharmacies. While no other company singularly competes with us across all of our pharmacy customers and patients, on a nationwide basis we compete with several companies depending on the patient type and related service offering. In our infusion and specialty pharmacy services, we compete in the large and fragmented home infusion and specialty pharmacy markets including Option Care Health, Inc., Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a unit of Cigna), Optum Specialty Pharmacy (a subsidiary of OptumRx, which is a unit of the UnitedHealth Group), and various regional and local providers. In our infusion and specialty pharmacy services, owners of senior living and skilled nursing and rehabilitation facilities may also provide pharmacy (and provider) services, and on a nationwide basis we compete with Omnicare, Inc., a division of CVS Health, and several others. In our Pharmacy Solutions segment, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is robust. The inability to attract, retain, or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future would have a material adverse impact on us. In our Provider Services segment, we also compete for physicians, nurse practitioners, physician assistants, nurses, therapists, and other medical and non-medical personnel that we directly employ to provide healthcare services for our patients and to provide licensed medical services. We face significant competition in attracting and retaining these qualified providers.

Our principal competitors in both of our segments vary considerably in type, identity, and size by market. Our business could be adversely affected if we are not able to continue to penetrate existing markets, successfully expand into new markets, maintain or establish new relationships with health plans and providers, recruit qualified employees, or if we experience significant customer attrition to our competitors. See “Risk Factors—Risks Related to Our Business.”

Sales and Marketing

In our Pharmacy Solutions segment, potential referral sources and customers include physicians and specialists (prescribers), hospitals, senior living providers, behavioral (I/DD and other) providers, hospice providers, skilled nursing and rehabilitation providers, pharmaceutical manufacturers, and other health providers. We receive substantially all of our Provider Services clients and patients through third-party referrals, including from healthcare providers, such as physicians, hospitals, skilled nursing and rehabilitation facilities, assisted living facilities, state, county and city departments on aging, rehabilitation, mental health, behavioral health, and social services, MCOs, and other healthcare and social services providers, discharge planners, and case managers.

All of our referral sources are generally made aware of the Company’s available in-home, clinic-based, or community-based pharmacy and provider services through our team of clinical/account liaisons, patient care coordinators, clinicians, and operators, as well as through traditional and digital marketing initiatives and inside inbound/outbounds call center teams. These individuals focus on initiating, building, and maintaining professional and trusting relationships underpinned by value-add and up-to-date education about client/patient conditions and needs, regulatory guidelines and client/patient eligibility, the benefit of relevant and authorized services, and our specific approach to care and outcomes. We also provide ongoing market development through education and outreach to the industries and in the communities we serve in order to inform referral sources and healthcare participants about federal, state and locally sponsored care options, the needs of different patient types, the benefits of our services, and to communicate our role in providing quality home and community-based health services. Our development teams work closely with referral source prescribers and providers to discuss their specific needs and our capabilities, including proprietary programs, clinical support, and performance measures.

We have continued to invest in the leadership and personnel of our development teams across the organization by growing the number of team resources and broadening its geographic coverage, rolling out new and updated training curriculum and programs, and optimizing the use of time through targeting analytics. We have a specialized team of trade professionals that work with pharmaceutical manufacturers to understand their needs and pipeline of limited distribution drugs and construct programs to optimize the distribution, support, and usage of their products. We augment these teams through marketing resources that provide optimized educational content and tools and develop and manage market-specific education events and digital content and lead generation. We utilize customer relationship management, or CRM, technology tools to plan, track, and manage initiatives, activities, and results across teams. We have built an inside team to outreach and educate our target industries and who works in close coordination with the development and marketing teams. Our centralized communications team catalogues and publishes important ongoing news and events, as well as client/patient testimonials, and quality results and white papers, which have been published in many peer-reviewed journals. We also have a dedicated function in the organization that educates and advocates with policymakers at a higher level in partnership with industry associations and advocates, as champions for our clients/patients and employees.

Over the past several years we have increasingly worked with key healthcare system stakeholders, such as health systems (hospitals) and payors, to develop new, direct, and value-add relationships that focus on patient experiences and quality, including ACOs and MCOs that contract with CMS and the states for the servicing of federal and state Medicare and Medicaid programs, respectively. We expect to work more directly with payors and at-risk providers in the future to mutually construct “win-win” programs and payment constructs that are based on quality and overall outcomes and driven by the Company’s blend of service offerings and innovative care management programs that we continue to build.

Our Payors

We are reimbursed for substantially all of our services by federal, state, and local government programs, such as Medicare, including Medicare Part D, and Medicaid state programs, MCOs and other state agencies. In addition, we are reimbursed by commercial insurance, PBMs, and private pay consumers. Our pharmacy services are also reimbursed directly by some skilled nursing and rehabilitation facilities, hospice providers, Behavioral (including I/DD) providers, hospitals, and other provider customers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home.

Medicare

Medicare is a federal program that provides medical services to persons aged 65 or older and other qualified persons with disabilities or end-stage renal disease. Medicare Parts A (hospital insurance) and B (medical insurance) provide prescription drug coverage in certain circumstances, while the Part D prescription drug benefit covers many outpatient prescription drugs. For example, Medicare Part A may cover drugs for individuals in skilled nursing facilities that receive Medicare-covered skilled nursing care. Medicare Part B covers some outpatient prescription drugs and biologics provided through our pharmacy services in certain circumstances, such as injectable products administered incident to a physician service. All of our operations must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

For our patients and clients that receive certain home health benefits, effective January 1, 2020, CMS transitioned to 30-day periods of care within each 60-day certification of patient eligibility period and implemented the Patient-Driven Groupings Model, or PDGM, as the payment model for services provided to Medicare patients with dates of service on or after January 1, 2020. The PDGM replaced the case-mix system, which used the number of visits to determine payment, and classified patients based on clinical characteristics. The intent of the PDGM is to shift toward a value-based payment system and remove the incentive to overprovide care. CMS updates the Home Health Prospective Payment System, or HH PPS, payment rates each calendar year. For calendar year 2023, HH PPS rates increased by 0.7%, which reflects a 4.1% market basket update, reduced by a multifactor productivity adjustment of 0.1% as well as permanent adjustments through authority CMS retains to achieve budget neutrality of the new PDGM system through calendar year 2026. CMS will release final rates for calendar year 2024 this fall. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update.

For our Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less, these patients may elect to receive hospice benefits in lieu of standard Medicare coverage for treatment. Hospice services are paid by Medicare as a daily rate for each day a patient is enrolled in the hospice benefit. Hospice payment rates increased by 3.1% for federal fiscal year 2024, which reflects a 3.3% market basket update with a 0.2% productivity reduction. CMS requires various providers, including hospice providers, to submit quality reporting data each year. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket percentage update. Additionally, hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal years 2023 and 2024, the aggregate caps are $32,486.92 and $33,494.01, respectively.

Our pharmacy services for eligible Medicare patients are reimbursed through the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries. For our Medicare-eligible patients receiving pharmacy services, we primarily contract with PBMs, who contract with plan sponsors to administer and provide Medicare Part D prescription drug coverage. The Medicare Part D program regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. CMS has imposed restrictions and consent requirements for automatic prescription delivery programs, and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.

The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, which have had varying impacts on utilization and margin rates. Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. Accordingly, it is possible that regulatory oversight and legislative and regulatory developments, including changes to Medicare Part D program requirements and reductions in funding, could materially affect our Medicare Part D business, results of operations, or profitability.

Medicaid Programs

Medicaid is a state-administered program that provides certain medical, pharmacy and social services to qualified low-income individuals and is jointly funded by the federal government and individual states. Reimbursement rates and methods vary by state and service type but are typically based on an hourly or unit-of-service basis. Rates are subject to adjustment based on statutory and regulatory changes, administrative rulings, government funding limitations and interpretations of policy by individual state agencies. Within guidelines established by federal statutes and regulations, and subject to federal oversight, each state establishes its own eligibility standards, determines the type, amount, duration and scope of services, sets the rate of payment for services and administers its own program. States typically cover Medicaid beneficiaries for intermittent home health services as well as continuous services for children and young adults with complicated medical conditions and home and community-based services for seniors and people with disabilities. Pharmacy coverage is an optional benefit under federal Medicaid laws and regulations, but states typically provide coverage for outpatient prescription drugs for eligible individuals under state Medicaid programs and may also pay pharmacies directly for the drugs and supplies of eligible Medicaid members.

Some states are moving the administration of their Medicaid personal care programs to MCOs. This transition is due to an overall desire to better manage the costs of the Medicaid long-term care programs. In addition, hospice and home health services are also reimbursed by MCOs in some states. Reimbursement from the MCOs for personal care services is generally on an hourly, fee-for-service basis with rates consistent with or as a percentage of the individual state funded rates. The Company has been increasing its source of reimbursement and revenue from incentive and quality-based contracts with payors and through ACO arrangements and partnerships. In addition to personal care services, we derive reimbursement for our pharmacy services from Medicaid for those Medicaid-eligible and paid patients. Medicaid prescription drug coverage and reimbursement varies by state and is based on the ingredient cost of the drug, which may depend on factors such as a drug’s acquisition cost and average sale price, and a professional dispensing fee, which may vary based on the type of medication (e.g., brand, generic, specialty, compounded medication) and other factors, such as annual prescription volume.

Pharmacy Benefit Managers

We have a large number of contracts with PBMs including Caremark, Optum, ESI, and Humana. PBMs are third-party administrators of prescription drug programs for commercial health plans, self-insured employer plans, Medicare Part D prescription drug plans, the Federal Employees Health Benefits Program, and state government employee plans. PBMs typically administer multiple prescription drug plans that provide for varying reimbursement rates. We contract directly with PBMs and other healthcare providers to provide our pharmacy services and derive a portion of our sales from prescription drug sales reimbursed through the prescription drug plans administered by PBMs. Our PBM contracts range from annual to multi-year contracts and expire at various times. If our contracts with one or more of these PBMs are terminated, restricted or subject to material adverse changes, such changes may have a material impact on the reimbursement we receive from the PBMs. PBM fees assessed to pharmacies by PBMs, which may be difficult to predict, may also adversely affect our profitability. There is also increased regulatory and legislative activity and scrutiny of PBMs and prescription drug costs at the federal and state levels that could lead to additional regulatory oversight, adverse legislative or regulatory developments or adverse impacts on our business, financial position, and results of operations.

Other

Healthcare provider pharmacy customers such as hospitals, skilled nursing and rehabilitation facilities, Behavioral (including I/DD) providers, hospice providers, and other healthcare services providers are direct payors for certain of our pharmacy services provided, and we have a large and diversified number of these contracts in place, which are either annual or multi-year and typically either fee-for-service or per diem in nature. Other sources of funding are available to support home and community-based healthcare services in different states and localities. In addition, many states appropriate general funds or special use funds through targeted taxes or lotteries to finance personal care services for senior citizens and individuals with disabilities. Depending on the state, these funds may be used to supplement existing Medicaid programs or for distinct programs that serve non-Medicaid eligible consumers. Any termination or material changes to these contracts or changes to the allocation of state funds or programs could affect our business, financial position, and results of operations.

Commercial Insurance

For patients receiving pharmacy services that are under commercial insurance coverage, we contract with many different commercial insurance plans and through PBMs for payment for their members’ pharmacy services. For certain provider services, most long-term care insurance policies contain benefits for in-home services. Policies are generally subject to dollar limitations on the amount of daily, weekly or monthly coverage provided. Any termination or material changes to such contracts could have a material impact on the reimbursement that we receive and our financial position and results of operations.

Private Pay

Our private pay services are provided on an hourly or type of services basis. Our rates are competitive with those of other local providers. We bill our private pay consumers for services rendered weekly, bi-monthly or monthly. Other private payors include workers’ compensation programs/insurance, preferred provider organizations, and employers.

Supply

Historically, in our Pharmacy Solutions segment, we have purchased most of the generic and brand pharmaceuticals that we dispense through wholesaler and GPO agreements. In certain situations, we also purchase branded pharmaceuticals directly from drug manufacturers. We have a sizable and experienced centralized procurement team that oversees inventory management and coordinates all purchasing across suppliers and vendors across the organization to leverage our scale and ensure optimal and cost-effective products.

Intellectual Property

We rely on a combination of intellectual property laws, internal procedures, and contractual provisions to protect our intellectual property and proprietary rights. We believe our trademarks are valuable assets, including various trademarks and service marks registered with the U.S. Patent and Trademark Office.

Information Technology

Our information technology systems are essential to our day-to-day operations as well as to our long-term growth strategies. Technology is integrated across all business functions throughout the organization, including in coding, eMARs/EHRs, clinical operations, pharmacy operations, billing and collections, compliance, human resources, payroll, accounts payable, purchasing, sales and marketing, management business reviews, and financial reporting and accounting functions. The focus of information technology for the Company is to provide for efficient workstreams and to strive to deliver real-time, accurate data and effective and secure solutions that enable our employees to perform their daily responsibilities of delivering services and care as best possible, while also determining new and innovative ways to improve both employee and patient experiences. We view information technology as a critical enabler of future results for the Company that must help support consistent, efficient processes and quality in a scaled organization with a large number of offices, customers, and patient service locations.

Our technology capabilities are delivered through a combination of services that utilize third-party software-as-a-service, or SaaS, cloud-based solutions, provider hosted colocation, and on-premises systems. The ability to leverage these different delivery methods allows our Company to customize solutions that meet customers’ needs, support growth, leverage decision systems, and take advantage of evolving technology trends. Paramount in the delivery of all information technology services throughout the organization is a focus on data security and technology-based security solutions that protect the Company’s data with responsible stewardship and efforts to safeguard of data. We have continued to invest greater amounts into technology resources and systems that we believe are required, drive continuous improvement, and reflect leading infrastructure and applications standards in our industries, including investments in automation, digitization, standardization, and modernization initiatives.

We will continue to drive new and innovative approaches to supporting our employees, clients, patients, customers, referral sources, payors, and all stakeholders through integrated technology solutions that help to optimize workflows, data/analytics sharing, and quality and cost outcomes. Over the past several years, we have deployed upgraded and new systems across clinical and compliance (e.g., eMARs/EHRs), pharmacy ERP, revenue cycle, finance, business intelligence, or BI, payroll, human resources, training, sales and marketing platforms, and employee connectivity applications. We are continuing to advance the integration of different systems across the enterprise, and by establishing an electronic lifecycle that supports a continuum of care for a patient. We are focused on continued improvements in the experience and quality of patient care, for example, in addressing healthcare industry challenges related to the navigation of multiple discharge/admissions processes, missing information from previous stages/sites of care, and connecting all patient care services. We believe we can provide a better patient and family experience during an individual’s progression of care through more coordinated care enabled by user-friendly technology.

For more information regarding risks related to our information technology, see “Risk Factors—Risks Related to Our Business.”

Employees and Human Capital Resources

As a leading mission-driven and quality-focused health services organization, our valued employees are fundamental to our ability to maximize the Company’s impact in serving clients, patients, families, customers, referrals sources and partners, and all healthcare stakeholders. Focusing on the interests and development of our employees is a top priority, and our ability to attract and retain compassionate and skilled caregivers and pharmacy professionals, as well as talented functional and managerial staff, is fundamental to our future. We believe the team we have built across the Company, including managers and all of our dedicated clinicians, caregivers, employees, managers, and leaders, are the critical elements that have enabled us to build an industry leading and differentiated healthcare platform. We have approximately 600 human resources professionals in the Company supporting our businesses and enterprise functions, in groups and teams spanning recruiting, learning, training, and organizational development, compensation and benefits, leadership development, M&A integration, employee relations, HR compliance, HR information technology, and generalist HR activities and business partners.

A key strategy of the Company is effectively recruiting, attracting, onboarding, and retaining well-qualified and motivated employees. We use a comprehensive mix of initiatives and tactics to accomplish this, including traditional recruiting resources, traditional media, community events, open houses, job fairs, mailings, digital media candidate lead generation, targeted outreach, and partnerships with job boards, colleges, and non-profits. We continue to focus on the hiring, onboarding, and training process to make it as streamlined and meaningful as possible, while also evaluating and implementing the most up-to-date technology assisted solutions, including those driven by AI. Our LEGACY culture and core behaviors focus on fostering good environments for our employees, healthy communication through real time feedback and collaboration, and positive attitudes and actions that are routinely recognized and rewarded by peers and leaders. As a result, our retention rates across our Company have continued to improve year-over-year. For example, we have had approximately 56% retention of clinical positions in home health care, hospice care, and community and rehab care from December 31, 2022 to December 31, 2023.

Recognizing the importance of our employee base, we have consistently increased investments in compensation and benefits in support of our multi-faceted efforts to attract and retain people, as demonstrated by our compensation up 50% in the last three years, and we offer innovative technology solutions to our employees that allow them the option to access their pay daily. We are continuing to broaden existing relationships that we have with nursing and other professional schools and build out more internal career pathways and talent pipeline programs (e.g., internships, high potential, and international programs) to each of our service lines to grow the pool of available, qualified candidates for rewarding professions and create higher-paying jobs for people through career paths. These career paths are designed to address many different roles in the Company, providing new skills, on-the-job training for employees to elevate their position and with opportunities for enhanced tuition programs to support our employees. We have developed an active affinity program for Veterans and families of Veterans, which connects with targeted individuals and provides employment opportunities and support during and after their service time. We are an active sponsor of Soldier’s Angels and their Women of Valor program supporting active-duty females. We also invest in our employees through the Company’s SHARE (Support Help Assistance Relief Effort) program, which is a non-profit 501(c)(3) charity helping employees during times of significant need. Since its inception in 1993, SHARE has contributed approximately $2 million and helped thousands of people when they needed it most and when faced with unexpected hardships. The SHARE program exemplifies what our culture is all about.

As of December 31, 2023, we had over 35,000 full-time equivalent employees at the Company. Approximately 6,500 full-time equivalent employees are represented by labor unions. We maintain strong working relationships with these organizations, and we have numerous collective bargaining agreements in place, which are renegotiated from time to time. See “Risk Factors—Risks Related to Our Business—Our business may be harmed by labor relation matters.”

Overall, we believe that we have a strong employee relations culture and an inclusive work environment with policies and procedures to maintain safe working conditions for all of our employees. Our Company has received numerous human resources and many people-related awards from external companies over the years, and we remain committed to executing on our vision to be the leading provider of health services in the United States and doing so through an engaged and stable workforce.

Regulation

Our operations are subject to extensive federal, state, and local governmental laws and regulations. These laws and regulations require us to meet various standards relating to, among other things, arrangement and provision of covered healthcare services to our patients and customers, operation and management of provider and pharmacy solutions, dispensing of pharmaceuticals, the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, arrangements with physicians and other licensed healthcare professionals, manufacturers and referral sources, facility licensure, personnel qualifications, and maintenance of proper records and quality assurance programs. If any of our operations are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, and stock price, including:

•
suspension, termination or exclusion of our participation in government payor programs;
•
loss of our licenses required to operate provider and pharmacy solutions in the states in which we operate;
•
criminal or civil liability, fines, damages or monetary penalties relating to healthcare fraud and abuse, including the Stark Law, the Anti-Kickback Statute, the Civil Monetary Penalties Statute, the False Claims Act and/or state analogs to these federal enforcement authorities, or violations of other regulatory requirements, including state corporate practice of medicine and fee splitting laws;
•
mandated changes to our practices or procedures that significantly increase selling, general, and administrative expenses or decrease our revenue;
•
imposition of and compliance with corporate integrity agreements or other agreements that could subject us to ongoing audits, corrective actions, and reporting requirements as well as increased scrutiny of our business practices which could lead to potential fines, among other things;
•
termination or restructuring of various relationships and/or contracts related to our business, including joint venture arrangements, contracts with government payors, and real estate leases;
•
changes in and reinterpretation of rules and laws by a regulatory agency, legislature or court, such as state corporate practice of medicine laws, that could affect the structure and management of our business;
•
negative adjustments to government payment models including, but not limited to, Medicare Parts B, C, and D and Medicaid;
•
admissions bans, admissions holds, application denial periods, or reductions in census; and

•
harm to our reputation, which could negatively impact our business relationships, the terms of government payor contracts, our ability to attract and retain patients, customers and referral sources, our ability to obtain financing, and our access to new business opportunities, among other things.

We expect that our industries will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be subject to investigations, audits, and inquiries by various government and regulatory agencies with whom we contract at any time in the future, including as a result of self-disclosures or self-reported non-compliance. In the past, government and regulatory agencies have taken measures against us and our facilities as a result of non-compliance with applicable laws and regulations. See “Risk Factors—Risks Related to Our Regulatory Framework.”

Anti-Kickback Statute

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person does not need to have actual knowledge of the Anti-Kickback Statute or have the specific intent to violate it.

Federal criminal penalties for the violation of the Anti-Kickback Statute include imprisonment, fines, and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid, and other federal healthcare programs for a minimum of five years in the case of criminal conviction. Civil penalties for violation of the Anti-Kickback Statute include up to $112,131 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and potential exclusion from participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals.

The Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies. For example, we have a dedicated recruiting team whose job functions include recruiting licensed professionals to provide quality care to our patients. From time to time, this team may award sign-on, retention, and other discretionary bonuses to attract, reward, or retain talent. We believe such bonuses and employment agreements are consistent with a safe harbor provision designed to protect payments made to employees, but a governmental or regulatory authority or private party may take a contrary position.

CMS and the HHS OIG published final regulations in 2020 that addressed concerns regarding compensation arrangements between parties that participate in alternative payment models and novel financial arrangements that potentially implicated the Anti-Kickback Statute and the Stark Law. These regulations modified existing Anti-Kickback Statute safe harbors and created new safe harbors and exceptions that may impact our business, results of operations, and financial condition.

Stark Law

The Stark Law generally prohibits a physician who has (or whose immediate family member has) a financial relationship with a provider from making referrals to that entity for “designated health services” if payment for the services may be made under Medicare or Medicaid. If such a financial relationship exists, referrals are prohibited unless a statutory or regulatory exception is available. “Designated health services” include clinical laboratory services, inpatient and outpatient hospital services, physical and occupational therapy services, outpatient speech-language pathology services, certain radiology services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, and outpatient prescription drugs. The types of financial arrangements between a physician and an entity providing designated health services that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law prohibits any entity providing designated health services that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a designated health service to another entity in which it has a financial relationship when that entity bills for the service. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the Anti-Kickback Statute, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $27,750 for each service arising out of the prohibited referral, a civil penalty of up to $185,009 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for liability under the False Claims Act, as discussed below. If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by us that violate the Stark Law, we would be subject to the penalties described above.

CMS and the HHS OIG published final regulations that established exceptions to the Stark Law for certain value-based compensation arrangements between or among physicians, providers, and suppliers. The regulations also created a new exception for arrangements under which a physician receives limited remuneration for items or services actually provided by the physician, established a new exception for donations of cybersecurity technology and related services, and amended an exception for electronic health records items and services. These regulations may impact our business, results of operations and financial condition.

Fraud and Abuse under State Law

Some states have laws prohibiting physicians from having financial interests in or with healthcare facilities to which they refer patients. States also have laws similar to or stricter than the Anti-Kickback Statute that may affect our ability to enter into financial relationships with certain entities or individuals. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. If these laws are interpreted to apply to physicians who hold equity interests in our pharmacies and/or centers or to physicians who hold our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with these physicians and could be subject to criminal, civil, and administrative sanctions, refund requirements, and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation, and stock price.

Similarly, states have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements, incentives, and other forms of remuneration to patients and prospective patients. Violations range from civil to criminal and could have a material adverse effect on our business, results of operations, and financial condition.

False Claims Act

The False Claims Act is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the False Claims Act authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization, or company) who, among other acts:

•
knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;
•
knowingly makes, uses, or causes to be made or used a false record or statement material to a false or fraudulent claim;
•
knowingly makes, uses, or causes to be made or used a false record, report or statement material to an obligation to pay the government, or knowingly conceals, or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or
•
conspires to commit the above acts.
•
Under the False Claims Act, private parties can also bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback the Statute or Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act.

The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes. The ACA provides that claims for payment that are tainted by a violation of the Anti-Kickback Statute (which could include, for example, illegal incentives or remuneration in exchange for enrollment or referrals) are false for purposes of the False Claims Act. In addition, amendments to the False Claims Act and Social Security Act impose severe penalties for the knowing and improper retention of overpayments from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a healthcare provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the False Claims Act, exclusion from government healthcare programs and penalties under the Civil Monetary Penalties Statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.

The penalties for a violation of the False Claims Act range from $5,500 to $11,000 (periodically adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. The Department of Justice has adjusted the per claim penalty range from $13,508 to $27,081 for penalties assessed after January 1, 2023, so long as the underlying conduct occurred after November 2, 2015. Healthcare providers often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement, or corporate integrity agreement. Given the significant size of actual and potential settlements for violations under the False Claims Act, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with healthcare reimbursement rules and fraud and abuse laws.

In addition to civil enforcement under the False Claims Act, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. A determination that activities resulted in the submission of false claims could result in monetary liability, prison sentences, and/or exclusion from participation in any healthcare program funded in whole or in part by the U.S. government, including Medicare, Medicaid, TRICARE, and state healthcare programs. Any allegations or findings that we have violated the False Claims Act could have a material adverse impact on our reputation, business, results of operations, and financial condition.

In addition to the False Claims Act, the various states in which we operate have adopted their own analogs of the False Claims Act. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to capitated government-sponsored healthcare programs, such as Medicaid fee-for-service and Managed Medicaid programs.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•
presenting, or causing to be presented, claims, reports or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as claimed, is false or fraudulent or was presented for a physician’s service by a person who knows or should know that the individual providing the service is not a licensed physician, obtained licensure through misrepresentation or represented certification in a medical specialty without in fact possessing such certification;
•
offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•
arranging contracts with or making payments to an entity or individual excluded from participation in the federal healthcare programs or included on CMS’s preclusion list;
•
violating the Anti-Kickback Statute;
•
making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program;
•
making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and
•
failing to report and return an overpayment owed to the federal government.

We could be exposed to a wide range of allegations to which the Civil Monetary Penalties Statute would apply. Substantial civil monetary penalties may be imposed under the Civil Monetary Penalties Statute and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state healthcare programs.

We perform checks on our providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and we fail to detect it, a federal agency could require us to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual. Thus, we cannot foreclose the possibility that we will face allegations subject to the Civil Monetary Penalties Statute with the potential for a material adverse impact on our business, results of operations, and financial condition.

Corporate Practice of Medicine and Fee-Splitting Laws

Some of the states in which we currently operate have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the corporate practice of medicine). These prohibitions on the corporate practice of medicine are intended to prevent unlicensed persons from interfering with the practice of medicine by licensed physicians or interfering with the independent professional judgment of physicians as it pertains to treatment and related clinical matters. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services. Fee-splitting, which describes the practice of professionals splitting their professional fees with a non-professional or other unlicensed person or an entity owned by an unlicensed person, is also prohibited in some jurisdictions. In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibitions are a matter of judicial or regulatory interpretation. Some of the relevant laws, regulations and agency guidance in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretations, which are often sparse and not fully developed, complicating compliance efforts. While we endeavor to comply with state corporate practice of medicine laws and frequently engage outside counsel to conduct state analyses in each state in which we operate, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. For example, in states where the corporate practice of medicine is prohibited, we endeavor to comply with applicable state laws by entering into certain contractual relationships, such as management services agreements, whereby licensed medical practices employ licensed professionals to provide licensed services to our patients and residents.

The enforcement of these laws varies significantly from state to state, and state courts and regulatory authorities have broad discretion to enforce such laws. Penalties for violations of the corporate practice of medicine also vary by state and may result in physicians and licensed professionals being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For business entities, such as us, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

State laws or regulations prohibiting the corporate practice of medicine may contemplate the employment of physicians and other licensed professionals by certain types of entities, but may not provide a specific exemption for the services we provide. Regulatory authorities and other parties may assert that our employment of licensed professionals in some states means that we are engaged in the prohibited corporate practice of medicine or that how such professionals are paid implicates fee-splitting prohibitions. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements with physicians could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our arrangements with licensed professionals, in each case in one or more of the jurisdictions in which we operate. Any of these outcomes may have a material adverse effect on our business, results of operations, financial condition, and reputation.

Licensing Laws and State Directives

Our facilities, healthcare professionals, and pharmacy and provider solutions are subject to various federal, state, and local licensure and certification requirements in connection with our provision of healthcare and other services. Certain states in which we operate have certificate of need or similar programs regulating the establishment or expansion of healthcare facilities, including our pharmacy and provider solutions. The initial and continued licensure of our facilities and certification to participate in government healthcare programs depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, staff training, personnel, and the existence of adequate policies, procedures, and controls. Federal, state, and local agencies survey our facilities on a regular basis to determine whether the facilities are in compliance with regulatory operating and health standards and conditions for participating in government healthcare programs. In addition, physicians and other clinicians also must be licensed or certified, as applicable, in the states in which they are providing services.

Our healthcare facilities are also subject to federal, state, and commercial payor audits to validate the accuracy of claims submitted to government healthcare programs and commercial payors. If these audits identify overpayments, we could be required to make substantial repayments, subject to various appeal rights. Several of our facilities have undergone claims audits related to their receipt of payments during the last several years. Liability from audits could potentially exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations, as well as commercial payor contracts, also provide for withholding or suspending payments in certain circumstances, which could adversely affect our cash flow.

Any failure by us or our service providers to comply with federal, state, and local licensing and certification laws, regulations, and standards could result in a variety of consequences, including cessation of our services, loss of our contracts, prior payments by government payors being subject to recoupment, requirements to make significant changes to our operations, civil or criminal penalties, admissions bans, admissions holds, application denial periods, reductions in census, loss or revocation of licenses, loss of accreditation, administrative or other orders, adverse regulatory actions, settlements or other requirements to take corrective actions, harm to our reputation, or requirements to transfer our service users, to provide reports or other documentation, to demonstrate compliance with licensure or other requirements or to undergo revisit surveys or inspections. See “Risk Factors—Risks Related to Our Business—If we are unable to provide consistently high quality of care, our business will be adversely impacted.”

Our operators, along with our compliance, quality, legal, and government affairs support teams, routinely interact with regulatory agencies and their representatives. In relation to such interactions, our quality and compliance rules require immediate reporting to regulatory bodies when we learn of a reportable event that may put the health and safety of our patients at risk. For example, in June 2020, we self-reported an employee in West Virginia who failed to meet our standards of care, and we communicated with regulators as part of their investigation and as part of licensure surveys. In July 2020, the West Virginia Department for Health and Human Resources issued a statewide admissions ban for all ResCare facilities that applied to new admissions and readmissions, and the state later issued separate admissions ban orders for other state operations. The ban was a result of the West Virginia Department of Health and Human Resources determination that certain of our entities in West Virginia were then operating in a manner that posed risks to the health, safety, welfare, and clinical treatment of consumers, in part as a result of our self-report. These admissions ban orders were subsequently cleared pursuant to a Settlement Agreement, entered into in June 2021, with the West Virginia Department of Health and Human Resources; that Settlement Agreement provided that certain facilities would have admissions bans, some of which stayed in effect until 2022, and the admission bans for some of such facilities were lifted earlier than the timing provided for in the Settlement Agreement when a West Virginia Office of Health Facility Licensure and Certification survey resulted in no citations related to consumer health, safety, welfare, or clinical treatment.

Further, failure to obtain CON approval of certain activities can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil penalties, the inability to receive Medicare or Medicaid reimbursement, or the revocation of a facility’s license, any of which could harm our business. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we endeavor to comply with federal, state, and local licensing and certification laws, regulations, and standards as we interpret them, the laws and regulations in these areas are complex, changing and often subject to varying interpretations.

Data Privacy and Security

Numerous state, federal, and foreign laws, including consumer protection laws and regulations, govern the processing, access to, confidentiality, and security of personal information, including health-related information. For example, HIPAA requires us to provide certain rights to individuals with respect to their health information. HIPAA extensively regulates the use and disclosure of PHI and requires covered entities, which include healthcare providers and their business associates, to implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. HIPAA also provides individuals with substantive rights with respect to their health information.

HIPAA also requires us to enter into written agreements with certain contractors, known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under HIPAA. In instances where we act as a business associate to a covered entity, there is the potential for additional liability beyond our status as a covered entity. HIPAA violations may result in triggered settlement payments or civil monetary penalties.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless an exception to the definition of breach applies or the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by providers like us, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases significant civil or criminal penalties. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA in our maintenance of PHI. States attorneys general may also negotiate settlements for related cases and on behalf of their respective residents.

HHS proposed revisions to HIPAA regulations in December 2020 that, if finalized as proposed, would modify existing provisions regarding individuals’ rights to access health information, increase information sharing between healthcare organizations, including through direct sharing of electronic health records, and restrict certain fees that we may charge for medical record retrieval services. If certain of these proposed amendments are finalized as proposed, we will be required to establish and implement new policies and procedures to ensure compliance with such amendments. Additionally, HHS proposed revisions to HIPAA regulations in April 2023 that, if adopted as proposed, would modify privacy protections for reproductive health information, limit uses and disclosures of PHI for certain purposes, and establish new attestation requirements to protect sensitive PHI. If certain of these proposed amendments are adopted as proposed, we will be required to establish and implement new policies and procedures to ensure compliance with such amendments.

Any creation, use, or deployment of artificial intelligence, or AI, may also subject us to additional risks under HIPAA and other health privacy laws and regulations. To the extent we use PHI to train AI, we are required to follow laws, regulations, and contractual requirements on uses and disclosures of PHI, which may require us to obtain patient authorizations, or to de-identify PHI. In addition, the FTC has announced that they are taking a closer look at how AI is developed and used, including evaluating claims by companies regarding AI that could be false or misleading to take appropriate steps to reduce biases.

In addition to HIPAA, numerous state, federal, and foreign laws and regulations govern the processing of PHI and personal information, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Data privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For example, on July 15, 2020, the Substance Abuse and Mental Health Services Administration, or SAMHSA, issued a final rule on the protection of substance use disorder, or SUD, treatment records under 42 C.F.R. Part 2, or the Part 2 Rule. The Part 2 final rule aims to reduce delays and burdens in care coordination by more closely aligning Part 2 with the HIPAA privacy rule, while maintaining certain privacy protections specific to Part 2. This final rule became effective August 14, 2020. Under the CARES Act, Congress also made significant modifications to the authorizing statute for the Part 2 regulations and required greater alignment of the Part 2 laws with HIPAA. The law directs the Secretary of HHS to revise the Part 2 regulations such that the amendments would apply to uses and disclosures of SUD records on or after the date that is 12 months after the date of enactment of the CARES Act, which was enacted on March 27, 2020. On December 2, 2022, HHS issued a notice of proposed rulemaking on the Part 2 regulations.

Further, the CCPA went into effect on January 1, 2020, and limits how we may process personal information about California residents and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA imposes severe statutory damages and provides consumers with a private right of action for certain data breaches. Further, the CPRA, which went into effect on January 1, 2023, expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The requirements and effects of the CCPA and the CPRA are potentially far-reaching and may require us to modify certain policies and practices regarding the processing of certain personal information. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States.

Additionally, in Canada, PIPEDA and similar provincial laws may impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using, or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent. Failure to comply with PIPEDA could result in significant fines and penalties.

Data privacy and security laws and regulations are often contradictory and subject to change or differing and evolving interpretations. The complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance challenges for us, potentially restricts our ability to process data (including personal information), and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation and liability. Although we make reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest in data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition.

Healthcare Reform Efforts

The U.S. federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the healthcare system and our business, operating results, and/or cash flows. In addition, state and federal budgetary shortfalls and constraints pose potential risks for our revenue streams. We cannot predict how government payors or healthcare consumers might react to federal and state healthcare legislation and regulation, whether already enacted or enacted in the future, nor can we predict what form many of these regulations will take before implementation. Some examples of legislative and regulatory changes impacting our business include:

In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. There have since been numerous political and legal efforts to expand, repeal, replace, or modify the ACA, and there may be additional political, legislative, or other efforts to repeal, replace, or change the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. We anticipate continued changes with respect to the ACA, which may occur as a result of legislation, court challenges, or executive, administrative or other actions, which may significantly impact our business operations and results of operations.

In February 2018, Congress passed the Bipartisan Budget Act of 2018, which, among other things, adopted policies further integrating Medicare and Medicaid benefits for dual-eligible beneficiaries, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending, and extended sequestration cuts to Medicare payments through 2027. As a result of the CARES Act and subsequent legislation, the 2% aggregated reductions to Medicare payments will remain in effect through 2032.

In March 2020, ONC and CMS issued complementary new rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking and create significant new requirements for healthcare industry participants. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. Specifically, changes in Medicare and Medicaid could lower pharmacy and provider solutions rates or increase our expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations, and financial condition.

In December 2020, CMS and the HHS OIG final regulations established exceptions to the physician self-referral or the Stark Law for certain value-based compensation arrangements between or among physicians, providers, and suppliers. The regulations created a new exception for arrangements under which a physician receives limited remuneration for items or services actually provided by the physician, established a new exception for donations of cybersecurity technology and related services, and amended an exception for electronic health records items and services. These changes in federal regulations are anticipated to have a significant impact on healthcare providers and other stakeholders. In addition, we anticipate that additional changes will continue to be proposed in the future.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from medical services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including our pharmacy and provider solutions, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and work practice controls. Employers are also required to comply with various record-keeping requirements.

Federal and state law also governs the dispensing of controlled substances by pharmacists and physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Any allegations or findings that we or our providers have violated any of these laws or regulations could have a material adverse impact on our reputation, business, results of operations, and financial condition.

Corporate and Available Information

Through our predecessors, we commenced operations in 1974 and have grown organically and through acquisitions. We were incorporated in Delaware on July 19, 2017, as Phoenix Parent Holdings Inc., in connection with KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica Corporation, which was completed in December 2017. In March 2019, we acquired BrightSpring Health Holdings Corp. and its subsidiaries. We changed our name to BrightSpring Health Services, Inc. in May 2021. We completed our initial public offering (“IPO”), in January 2024 and our common stock is listed on the Nasdaq Global Select Market under the symbol “BTSG”.

Our principal offices are located at 805 N. Whittington Parkway, Louisville, Kentucky 40222. Our telephone number is (502) 394-2100. We maintain a website at www.brightspringhealth.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act will be available free of charge on our website, under the “Investors - Financial Information - SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also make available through the Investors section of our website other reports filed with or furnished to the

SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Ethics and Business Conduct, Corporate Governance Guidelines and Board committee charters. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report that we file with, or furnish to, the SEC. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements and other information regarding us and other public companies.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information set forth in this Annual Report on Form 10-K before deciding to invest in our securities.

Risks Related to Our Business

We operate in a highly competitive industry.

The U.S. healthcare industry in which we operate is highly competitive. We compete with a broad and diverse set of services spanning both pharmacy and provider services. In our Pharmacy Solutions segment, the competition for the distribution of pharmaceuticals to patients and also to healthcare facilities is intense. In our Provider Services segment, we compete with local, regional, and national providers of home health, hospice, rehab therapy, personal, and behavioral health services in each of the geographical areas in which we operate. In each geographic market, there are national, regional, and local facility-based pharmacies that provide services comparable to those offered by our pharmacies. In addition, owners of skilled nursing facilities are also entering the facility-based pharmacy market, particularly in areas of their geographic concentration. We also compete in the large and highly fragmented hospice, infusion, and specialty pharmacy markets. Failure to compete effectively could have a material adverse effect on our market share, business, financial condition, and results of operations.

We compete based on the availability of personnel, the quality of services, expertise of clinicians, caregivers, pharmacists, and pharmacy professionals, and in certain instances, on the price of our services. Some of our competitors may have greater financial, technical, and marketing resources, name recognition, or a larger number of patients and payors than we do. Often our contracts with payors are not exclusive, and local competitors may develop strategic relationships with referral sources and payors, limiting our ability to retain referrals and payors in local markets. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise interfere with the ability of managed care companies to contract with us. We may experience increased competition for managed care contracts due to state regulation and limitations. These competitive advantages could result in pricing pressures, loss of, or failure to gain market share, or loss of patients or payors, any of which could harm our business. In addition, our competitors may offer more services than we do in the markets in which we operate, introduce new or enhanced services that we do not provide, or be viewed by consumers as a more desirable local alternative. This, in combination with industry consolidation and the development of strategic relationships by our competitors (including mergers of competitors with each other and with insurers), could cause a decline in revenue, loss of market acceptance of our services or a negative impact on our results of operations. In addition, some of our competitors have vertically integrated business models with commercial payors, or are under common control with, or owned by, pharmaceutical wholesalers and distributors, Managed Care Organizations, or MCOs, PBMs, or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. Consequently, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products.

In our Provider Services segment, there are few barriers to entry in states that do not require a certificate of need, or CON, or permit of approval, or POA. Although state CON and POA laws may limit the ability of competitors to enter into certain markets, these laws are not uniform throughout the United States and are frequently the subject of efforts to limit or repeal such laws. If states remove existing CON or POA requirements, we could face increased competition in these states. There can be no assurances that other states will not seek to eliminate or limit their existing CON or POA programs, which could lead to increased competition in these states.

In our Pharmacy Solutions segment, we must maintain good working relationships with pharmaceutical manufacturers, wholesalers, and distributors. Any loss of a supplier relationship or other changes to these relationships could have an adverse effect on our business, financial condition, and results of operations. Additionally, access to limited distribution pharmaceuticals provides us with significant competitive advantages in developing relationships with payors and healthcare providers, and our failure to continue obtaining access to new limited distribution pharmaceuticals or the loss of our current access could have a material and adverse impact on our business. We also provide a significant amount of services to pharmaceutical manufacturers in exchange for a service fee related to patient access to specialty pharmaceuticals, and our failure to provide services at optimal levels could result in losing access to existing and future products. If pharmaceutical manufacturers require significant additional services and products to obtain access to their products without a corresponding increase in service fees, our profitability could be adversely impacted.

If we are unable to maintain relationships with existing patient referral sources or establish new referral sources, our business, financial condition, and results of operations could be materially adversely affected.

Our success is heavily dependent on referrals from physicians, hospitals, long-term care facilities, other institutional healthcare providers, and other sources in the communities we serve, such as case managers and placement agencies, and on our ability to maintain good relationships with these referral sources. Our referral sources are not, and cannot be, obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources, comply with applicable laws with respect to such relationships, and to increase awareness and acceptance of the benefits of our home and community health provider services and pharmaceutical solutions by our referral sources and their patients. Many of our referral sources are becoming increasingly focused on finding quality services. If we should fail to attain our goals regarding acute care hospitalization readmission rates and other quality metrics, we expect our ability to generate referrals would be adversely impacted. Our ability to attract and retain referral sources could also be adversely affected if we fail to provide or maintain a reputation for providing cost-effective care as compared to other providers in the same geographic area or if our reputation is affected by negative publicity, including adverse media related to staffing shortages, the quality of care, the failure to provide care, inadequate training, incidents at our facilities, employee misconduct, and inadequate conditions at our facilities. If we lose, or fail to maintain, existing relationships or fail to develop new referral relationships or if we are perceived by our referral sources for any reason as not providing high quality or cost-effective patient care and solutions, our patient volumes and the quality of our patient mix could suffer, and our revenue and profitability could decline.

Changes to Medicare and Medicaid rates or methods governing Medicare and Medicaid payments for our services could materially adversely affect our business.

We derive substantial revenue from government healthcare programs, primarily Medicare and Medicaid. Payments received from Medicare are subject to changes made through federal legislation and regulation. Payments received from Medicaid may vary from state to state. These payments are subject to statutory and regulatory changes, administrative rulings, interpretations, and determinations concerning patient eligibility requirements, funding levels, and the method of calculating payments or reimbursements. Changes in government healthcare programs may decrease the reimbursement we receive or limit access to, or utilization of, our services, and in turn, could cause our revenues and profitability to decline. When such changes are implemented, we must also modify our internal billing processes and procedures accordingly, which can require significant time and expense. As federal healthcare expenditures continue to increase and state governments may face budgetary shortfalls, federal and state governments have made, and may continue to make, significant changes to the Medicare and Medicaid programs and reimbursement received for services rendered to beneficiaries of such programs. The U.S. federal budget is subject to change, including reductions in federal spending, and the Medicare program is frequently mentioned as a target for spending cuts. Within the Medicare program, the hospice benefit is often specifically targeted for cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. Changes that may occur at the federal or state level include:

•
administrative or legislative changes to the base rates under the applicable prospective payment systems;
•
the reduction or elimination of annual rate increases;
•
redefining eligibility or enrollment standards or coverage criteria for government healthcare programs or the receipt of services under those programs or changes in documentation requirements;
•
the imposition of prior authorization and concurrent utilization review programs that may further limit the services for which government healthcare programs will pay and shift patients to lower levels of care and reimbursement;
•
the imposition or increase of mechanisms shifting more responsibility for a portion of payment to beneficiaries, such as co-payments;
•
adjustments to the relative components of the wage index used in determining reimbursement rates;
•
decreasing benefits, such as limiting the number of hours of personal care services that will be covered;
•
changing reimbursement methodology;
•
slowing payments to providers;
•
increasing utilization of self-directed care alternatives or “all inclusive” programs;
•
changes to cap limits and per diem rates;
•
changes to case mix or therapy thresholds;
•
the reclassification of home health resource groups; and
•
the reclassification of long-term care diagnosis-related groups.

Additionally, regulators are increasing scrutiny of claims, which may require additional resources to respond to audits, and which may cause additional delays or denials in receiving payments. Medicare currently provides for an annual adjustment of the various payment rates based upon the increase or decrease of the medical care expenditure, which may be less than actual inflation, and if we do not manage the cost of providing services, such an annual adjustment may adversely impact our business, financial condition, and results of operations. This adjustment could be eliminated or reduced in any given year. Congress also passed legislation that resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. Due to subsequent legislative amendments to the statute, the 2% aggregated reductions will remain in effect through 2032. Further, Medicare routinely reclassifies home health resource groups and long-term care diagnosis-related groups, and as a result, we could receive lower reimbursement rates depending on the case mix of the patients we service. If our cost of providing services increases by more than the annual Medicare price adjustment, or if these reclassifications result in lower reimbursement rates, our business, financial condition and results of operations could be adversely impacted. Certain of these measures have been implemented by, or are proposed in, states in which we operate.

Additionally, CMS changed the Home Health Prospective Payment System case-mix adjustment methodology through the use of a new Patient-Driven Groupings Model, or PDGM, for home health payments. This change was implemented on January 1, 2020, and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes were intended to be implemented in a budget-neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, in arriving at the rate that is budget-neutral, CMS made assumptions about behavioral changes that resulted in a 4.36% reduction to reimbursement. Additionally, in the Calendar Year 2023 Home Health Final Rule, CMS finalized a 3.5% permanent reduction in reimbursement based on the difference between assumed and actual behavioral changes resulting from the implementation of PDGM.

The Patient Protection and Affordable Care Act and the Health Care Education and Reconciliation Act, or collectively, the ACA, added a new Medicare requirement for face-to-face encounters to support claims for home health services, which continues to be one of the most complex issues and can be the source of claims denials if not fulfilled, and extended the same requirements for face-to-face encounters to the case of physicians making certifications for home health services under Medicaid. For hospice patients receiving nursing center care under certain state Medicaid programs who elect hospice care under Medicare or Medicaid, the state must pay, in addition to the applicable Medicare or Medicaid hospice per diem rate, an amount equal to at least 95% of the Medicaid per diem nursing center rate for “room and board” furnished to the patient by the nursing center. The reduction or elimination of Medicare payments for hospice patients residing in nursing centers would significantly reduce our home and community health services revenues and profitability. In addition, changes in the way nursing centers are reimbursed for “room and board” services provided to hospice patients residing in nursing centers could adversely affect our ability to obtain referrals from nursing centers.

If changes in Medicare, Medicaid, or other state and local programs result in a reduction in available funds for the services we offer, a reduction in the number of beneficiaries eligible for our services or a reduction in the number of hours or amount of services that beneficiaries eligible for our services may receive, then our revenues and profitability could be negatively impacted. We cannot assure you that reimbursement payments under governmental payor programs, including supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In some cases, commercial insurance companies and other private payors rely on government payment systems to determine payment rates. As a result, changes to government healthcare programs that reduce Medicare, Medicaid, or other payments may negatively impact payments from private payors, as well.

Any reduction in reimbursements from governmental or private payors, as well as the imposition of co-payments that dissuade the use of our services, could also materially adversely affect our profitability.

Cost containment initiatives of third-party payors, including post-payment audits, could adversely impact our business, financial condition, and results of operations.

During the past several years, third-party healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken cost containment initiatives. As part of the efforts, such payors are increasingly demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payors to continue, potentially reducing the payments we receive for our services. For example, the Medicaid Integrity Program is increasing its scrutiny of Medicaid providers and reimbursements received through the program, which could result in recoupments of alleged overpayments. Similarly, private third-party payors also engage in post-payment audits which can result in recoupments. Additionally, private third-party payors may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction, or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control, could have a material adverse effect on our business, financial condition, results of operations, and prospects. Further, we cannot assure you that our services will be considered cost-effective by third-party payors, that third-party payor reimbursement will continue to be available or that changes to third-party payor reimbursement policies will not have a material adverse effect on our ability to provide our services on a profitable basis, if at all.

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, ACOs, and other healthcare providers as part of an effort to manage costs. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost settings altogether or move as soon as practicable to lower-cost settings. However, conveners are not healthcare providers and may suggest a setting or duration of care that may not be appropriate from a clinical perspective. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial condition and results of operations.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality, and coordination of care. For example, ACOs, incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. Pursuant to the ACA, CMS has established several separate ACO programs, the largest of which is the Medicare Shared Savings Program, or MSSP, for care provided to Medicare fee-for-service beneficiaries. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. Eligible providers, hospitals, and suppliers may participate by creating, participating in or contracting with an ACO. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share, including a loss of our current business.

The trend in the healthcare industry toward value-based purchasing of healthcare services is growing among both government and commercial payors. Value-based purchasing programs emphasize quality of outcome and efficiency of care provided, rather than quantity of care provided. For example, Medicare requires home and community health services companies to report certain quality data in order to receive full reimbursement.

Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. We may incur additional expenses in an effort to comply with additional and changing quality reporting requirements. The first performance year of the value-based purchasing program affecting home health providers began on January 1, 2023, and the model has been expanded to all 50 states. Under the expanded program, home health agencies receive payment bonuses or penalties based on their achievement of specified performance measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year. Additionally, commercial payors have expressed intent to shift toward value-based reimbursement arrangements. Government and commercial payors’ implementation of value-based purchasing requirements could have a material adverse effect on our business, financial condition, and results of operations.

The ACA resulted in the establishment of various demonstration projects and Medicaid programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. For example, CMS launched a home health agency pre-claim review demonstration project called the Review Choice Demonstration, or RCD, for Home Health Services. RCD is intended to assist in developing improved procedures to identify and prevent fraud and is limited to home health agencies in five states: Illinois, Ohio, North Carolina, Florida, and Texas. Home health agencies in these states have three options for initial review: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Home health agencies that maintain pre-claim review affirmation rate or postpayment review approval rate of 90% or greater will be eligible for additional, less burdensome options for subsequent review. Compliance with this process has resulted in increased administrative costs and delays in reimbursement for home health services in the states subject to the demonstration. These delays could materially adversely affect our working capital and negatively affect our operations in these states.

Other alternative payment models, such as bundled payment arrangements, may be presented by the government and commercial payors to control costs that subject our Company to financial risk. We cannot predict at this time what effect alternative payment models may have on our Company. If we perform at a level below the outcomes demonstrated by our competitors, fail to satisfy quality data reporting requirements, are unable to meet or exceed quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, which could materially adversely impact our business, financial condition, and results of operations.

Additionally, our reputation may be affected by negative press, including adverse media related to staffing shortages, the quality of care, the failure to provide care, inadequate training, incidents at our facilities, and inadequate conditions at our facilities, which could materially adversely impact our business.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under a managed Medicare plan, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits and the insurers may choose to offer supplemental benefits. More than half of all Medicare beneficiaries were enrolled in a Medicare Advantage plan as of January 2023, a figure that continues to grow. CMS allows Medicare Advantage plans to offer certain personal care services as a supplemental benefit. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on MCOs to deliver Medicaid program services as a strategy to control costs and manage resources. Managed care contracts typically permit the payor to terminate the contract without cause, on very short notice, typically 60 days, which can provide payors leverage to reduce volume or obtain favorable pricing. We cannot assure you that we will be successful in our efforts to be included in managed plan networks, that we will be able to secure or maintain favorable contracts with all or some of the MCOs, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well-defined as a state transitions Medicaid recipients to managed care. For example, membership, new referrals, and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes associated with new managed care contracts may negatively affect our revenue, cash flow, and profitability for services provided.

Changes in the case mix of patients, as well as payor mix and payment methodologies, and decisions and operations of third-party organizations may have a material adverse effect on our business, financial condition, and results of operations.

The sources and amounts of our revenue are determined by a number of factors, including the mix of patients and third-party payors, the rates of reimbursement or payments among payors, and decisions and operations of third-party organizations. Changes in the case mix of the patients, payment methodologies, or payor mix among third-party payor, Medicare, and Medicaid may significantly affect our results of operations and cash flows. In particular, any significant decrease in our population of high-acuity patients could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to provide services may also be impacted by actions of third-party organizations, such as assisted living facilities choosing to bring pharmacy services in-house or hospitals following CMS’s guidelines for providing care outside of a traditional hospital setting. Increasing consolidation in the payor and supplier structure, including vertical integration efforts among insurers, providers, and suppliers, may limit our ability to negotiate favorable terms and conditions in our contracts and otherwise intensify competitive pressure. For example, MCOs and other third-party payors continue to consolidate, which enhances their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of patients in the United States are increasingly served by a smaller number of MCOs. These organizations generally enter into service agreements with a limited number of providers. Our business, financial condition, and results of operations could be materially adversely affected if these organizations terminate us as a provider, engage our competitors as a preferred or exclusive provider, and/or limit the patients eligible for our services.

Our business is reliant on federal and state spending, budget decisions, and continuous governmental operations which may fluctuate under different political conditions.

Adverse developments in the United States could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs, such as Medicare and Medicaid. Further, any failure by the Congress to complete the federal budget process and fund government operations may result in a shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program. For example, the failure of the 2011 Joint Select Committee to meet its Deficit Reduction goal resulted in an automatic reduction in Medicare home health and hospice payments of 2% beginning April 1, 2013. Due to subsequent legislative amendments to the statute, the 2% aggregated reductions will remain in effect through 2030. Congress continues to discuss deficit reduction measures, leading to a high degree of uncertainty regarding potential reforms to governmental healthcare programs. The Medicare program is frequently mentioned as a target for spending cuts and within the Medicare program, the home health and hospice benefits are often specifically targeted for cuts and a lowering of the Medicare caps. Historically, state budget pressures have resulted in reductions in state spending, and given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services. Weak economic conditions also could adversely affect the budgets of individual states and of the federal government. This could result in attempts to reduce or eliminate payments for federal and state healthcare programs, and could result in an increase in taxes and assessments on our activities.

Given competing national priorities, we are unable to predict the outcome and impact on our business of any changes in healthcare policy relating to the future funding of the Medicare and Medicaid programs. Further, Medicare, Medicaid, and/or private payor rates for home and community provider solutions and pharmacy services may not continue to be based on current methodologies or remain comparable to present levels. Any future healthcare legislation or regulation impacting these rates may materially adversely affect our business.

Changes in drug utilization and/or pricing, PBM contracts, and Medicare Part D/Medicaid reimbursement may negatively impact our profitability.

The profitability of our Pharmacy Solutions segment is dependent upon the utilization of prescription and non-prescription pharmaceuticals. Our revenues, operating results, and cash flows may decline if the utilization of drug and/or infusion therapies is reduced or physicians cease writing prescriptions for such therapies, including due to:

•
increased safety risk profiles or regulatory restrictions;
•
manufacturing or other supply issues;
•
a reduction in drug manufacturers’ participation in federal programs;
•
certain products being withdrawn by their manufacturers or transitioned to over-the-counter products;
•
FDA actions restricting the supply or increasing the cost of products;
•
the introduction of new and successful prescription drugs or lower-priced generic alternatives to existing brand name products; or
•
inflation in the price of drugs.

In addition, increased utilization of generic drugs has resulted in pressure to decrease reimbursement payments to facility-based, hospice, retail, and specialty pharmacies for generic drugs, causing a reduction in our margins on sales of generic drugs. Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks, including Average Wholesale Price, or AWP, or Wholesale Acquisition Cost, or WAC, to establish pricing for prescription drugs. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish drug pricing, including changes in the basis for calculating reimbursement by federal and state healthcare programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from our PBM, clients, and other payors, and/or our ability to negotiate rebates and/or discounts with drug manufacturers and wholesalers. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have a material adverse effect on our operating results. Additionally, any future changes in drug prices could be significantly different than our projections. We cannot predict the effect of these possible changes on our businesses.

Our reimbursement under Medicare Part D, as well as our reimbursement from certain private third-party payors, is determined pursuant to agreements that we negotiate with those payors or their PBM representatives or group purchasing organizations, or GPOs. Similarly, our reimbursement from skilled nursing and rehabilitation facilities for drugs is determined pursuant to our agreements with them. Certain of these agreements are terminable upon prior notice by the other party. We cannot provide assurance that we will be able to replace terminated or expired agreements on terms as favorable as our existing agreements or at all. The termination or modification of these agreements could adversely affect our reimbursement from these sources, which would have a material adverse effect on our results of operations. Additionally, the proportion of our Medicare Part D business serviced under specific agreements may change over time based upon beneficiary choice, reassignment of beneficiaries to different Medicare Part D Plans, Medicare Part D Plan consolidation or other factors, which could also adversely affect our revenue. Many payors seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payors with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. If we are not an approved provider selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products. Should a GPO negotiate a sole source or bundling contract covering a future or current competitor, we may be precluded from making sales to members of that GPO for the duration of the contractual arrangement.

Furthermore, Medicare Part D has resulted in increased utilization of prescription medications and puts pressure on our gross margin rates in our Pharmacy Solutions segment due to regulatory and competitive pressures. As a result of the ACA and changes to the retiree drug subsidy rules, clients of our PBM business could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D products. For example, in October 2020, the U.S. Department of Health and Human Services, or the HHS, released a final rule requiring health insurers to disclose drug pricing and cost-sharing information. The public disclosure of insurer- or PBM-negotiated price concessions may result in drug manufacturers lowering discounts or rebates, impacting the ability to negotiate drug prices. In November 2020, the HHS released the Rebate Rule, which eliminates the regulatory safe harbor from prosecution under the Anti-Kickback Statute for rebates from pharmaceutical companies to PBMs in Medicare Part D and in Medicaid MCOs, replacing it with two far narrower safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The new safe harbors are (i) for rebates which are passed on to the patient at the point of sale and (ii) for flat service fee payments made to PBMs which cannot be tied to the list prices of drugs. The Pharmaceutical Care Management Association which represents PBMs, has filed a suit in an effort to block the Rebate Rule, claiming that the Rebate Rule would lead to higher premiums in Medicare Part D and was adopted in an unlawful manner. The Biden Administration has delayed the effective date of portions of the Rebate Rule to January 1, 2027, which would delay implementation until 2032. It is unclear whether the Rebate Rule will be modified by the current Administration, whether pharmaceutical companies will respond by reducing list prices, whether list prices in the private market may also be reduced, and what the resulting impact will be to PBMs or us.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturers’ patient assistance programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032, the implementation of the HHS Rebate Rule that would have limited the fees that pharmacy benefit managers can charge. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general are not yet known. See “—Risks Related to Our Regulatory Framework—If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business may be harmed.”

Changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results.

We have contractual relationships with pharmaceutical manufacturers, wholesalers, and distributors to purchase the pharmaceuticals that we dispense. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new pharmaceuticals, we must maintain a good working relationship with these suppliers. Most of the manufacturers we contract directly with have the right to cancel their supply contracts with us without cause and after giving only minimal notice. In addition, these agreements may allow the manufacturers to distribute through channels other than us. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. We may be unable to renew contracts with our suppliers on favorable terms or at all. Any changes to these relationships, including, but not limited to, the loss of a supplier relationship or changes in pricing, could have an adverse effect on our business and financial results. Many products dispensed by our pharmacies are manufactured with ingredients that are susceptible to supply shortages. Our suppliers are independent entities subject to their own operational and financial risks that are outside our control. If our current suppliers were to stop selling drugs to us or delay delivery, including as a result of supply shortages, production disruptions, quality issues, closing, or bankruptcies of our suppliers, or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Should a supply disruption result in the inability to obtain pharmaceutical solutions necessary for patient care, our business, financial condition, and results of operations could be negatively impacted.

Some pharmaceutical manufacturers, wholesalers, and/or distributors attempt to limit the number of preferred pharmacies that may market certain of their products. We cannot provide assurance that we will be selected and retained as a preferred pharmacy or can remain a preferred pharmacy to market these products. We cannot provide assurance that we will be able to compete effectively with other providers to dispense each of our core products. Consolidation within the drug manufacturing industry and other external factors may enhance the ability of suppliers to sustain or increase pricing of drugs and diminish our ability to negotiate reduced drug acquisition costs. Any inability to offset increased brand name or generic drug acquisition costs or to modify our activities to lessen the financial impact of such increased costs could have a significant adverse effect on our operating results. We receive certain discounts, rebates, and other price concessions from suppliers. For example, we have agreements with certain affiliates of Walgreen Stockholder pursuant to which we purchase both generic and non-generic pharmaceutical products and services at favorable prices and other payment terms. If one or both of such agreements were to terminate or if we were to otherwise lose our right to participate in such agreements, we may not be able to replace such arrangements to purchase pharmaceutical products and services at similarly favorable prices or at all. There can be no assurance that any changes in legislation or regulations, or the interpretation or application of current law, that would eliminate or significantly reduce the discounts, rebates, and other price concessions that we receive from suppliers or that would otherwise impact payment available for drugs under federal or state healthcare programs will not have a material adverse impact on our business, financial condition, and results of operations.

The pipeline of new drugs includes many products that over the long term may replace older, more expensive therapies. As a result of such older drugs losing patent protection and being replaced by generic substitutes, new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products may be added to a therapeutic class, thereby increasing price competition in that therapeutic category. Much of the branded and generic drug product that we dispense is manufactured in whole or in substantial part outside of the United States and imported by our suppliers. As a result, significant changes in tax or trade policies, tariffs, or trade relations between the United States and other countries, such as the imposition of unilateral tariffs on imported products, could result in significant increases in our costs, restrict our access to suppliers, depress economic activity, and have a material adverse effect on our business, financial condition, and results of operations. In addition, other countries may change their business and trade policies and such changes, as well as any negative sentiments towards the United States in response to increased import tariffs and other changes in U.S. trade regulations, could adversely affect our businesses.

Our business relies on the continual recruitment and retention of nurses, pharmacists, therapists, caregivers, direct support professionals, and other qualified personnel, including senior management.

We compete with other healthcare providers for our employees, including but not limited to, clinicians, physicians, nurses, nurse practitioners, physician assistants, caregivers, direct care staff, counselors, therapists, pathologists, psychologists, pharmacists, other pharmacy professionals, and providers for our mobile network, as well as senior management. Competition for skilled personnel is intense, and the process of locating and recruiting qualified personnel with the combination of the skills, experience, and licenses necessary to meet the requirements of their job responsibilities can be difficult and lengthy. Various states in which we operate have established minimum staffing requirements or may establish minimum staffing requirements in the future. While we seek to comply with all applicable staffing and other requirements, such as state requirements related to compensation and benefits for direct care workers, the regulations in this area are complex and we may experience compliance issues from time to time.

Federal and state regulators have considered implementing requirements related to staffing ratios, pass-through payments to direct care workers, minimum compensation standards, and compensation and benefits for direct care workers, and we believe that regulators will continue to focus their attention and regulatory and legislative efforts on these matters. For example, in an effort to promote transparency, CMS has proposed requiring state Medicaid agencies to report on compensation for direct care workers and support staff as a percentage of Medicaid payments for services in intermediate care facilities for individuals with intellectual disabilities. Failure to comply with any new requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of fines or other sanctions. The proposed rule would also require compensation reporting requirements to include individuals employed by or contracted or subcontracted with a Medicaid provider or state or local government agency, which would require compliance with new standards. In addition, private litigation involving these matters also has become more common. Moreover, a portion of the staffing costs we incur is funded by states through Medicaid program appropriations or otherwise. If states do not appropriate sufficient additional funds to pay for any additional operating costs resulting from new workforce, transparency, and reporting requirements, our profitability may be materially adversely affected.

Our ability to satisfy new workforce regulations will, among other things, depend upon our ability to attract and retain qualified healthcare professionals. If we are unable to attract and retain qualified personnel, we may be unable to provide our services, the quality of our services may decline, and we could lose patients and referral sources, which could have a material adverse effect on our business, financial condition, and results of operations. The loss of one or more of the members of the executive management team or the inability of a new management team to successfully execute our strategies may adversely affect our business. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide these personnel with attractive assignments and competitive salaries and benefits. We cannot be assured we will succeed in any of these areas. From time to time and particularly in recent years, the lack of availability of medical personnel, including qualified nurses, has been a significant operating issue for us and other healthcare providers in certain local and regional markets. Further, because we generally recruit our personnel from the local area where the relevant facility is located, the availability in certain areas of suitably qualified personnel can be limited.

We are subject to federal, state, and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements. Failure to comply with these laws and regulations, or changes to these laws and regulations that increase our employment-related expenses, could adversely impact our operations.

We are subject to applicable rules and regulations relating to our relationship with our employees, including occupational safety and health requirements, wage and hour and other compensation requirements, break requirements, health benefits, unemployment, providing leave, sick pay and overtime, proper classification of workers as employees or independent contractors, immigration status, and equal employment opportunity laws. These laws and regulations can vary significantly among jurisdictions and can be highly technical. Notably, we are subject to the California Labor Code pursuant to which plaintiffs have filed representative actions under the California Private Attorney General Act seeking statutory penalties for alleged violations related to calculation of overtime pay, errors in wage statements, and meal and rest break violations, among other things. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal, state, or local laws or regulations, or the interpretation thereof, requiring employers to provide specified benefits or rights to employees, increases in the minimum wage and local living wage ordinances, increases in the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We may not be able to offset any increased costs and expenses. We have a substantial number of hourly employees who are paid wage rates based on or approximating the applicable federal, state, or local minimum wage, and the high proportion of hourly employees makes our business sensitive to minimum wage laws at both the state and federal levels. Furthermore, any failure to comply with these laws requirements, including even a seemingly minor infraction, can result in significant penalties which could harm our reputation and have a material adverse effect on our business. In addition, federal, state, and local proposals to introduce a system of mandated health insurance and flexible work time, provide for higher minimum wages, paid time off and other similar initiatives could, if implemented, adversely affect our operations.

In addition, certain individuals and entities, known as excluded persons, are prohibited from receiving payment for their services rendered to Medicaid, Medicare, and other federal and state healthcare program beneficiaries. If we inadvertently hire or contract with an excluded person, or if any of our current employees or contractors becomes an excluded person in the future without our knowledge, we may be subject to substantial civil penalties, including up to $20,000 for each item or service furnished by the excluded person to a federal or state healthcare program beneficiary, an assessment of up to three times the amount claimed and exclusion from federal healthcare programs.

Our results of operations fluctuate on a quarterly basis.

Our financial condition and results of operations and other key metrics have fluctuated on a quarterly basis in the past and may continue to fluctuate in the future due to a variety of factors, including census, script volume, reimbursement rates, drug purchasing costs, labor availability and pricing, volume fluctuations in broader healthcare and provider markets that are upstream of our care settings and the potential timing of delayed or leading payor reimbursement rate changes based on budget seasons, as well as purchasing cost fluctuations depending on when core contracts renew or escalate. In addition, we have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. As a result, historical period-to-period comparisons of our results of operations are not necessarily indicative of future period-to-period results, impacting comparability of our quarterly results year-over-year.

Our business may be harmed by labor relation matters.

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce in some states is highly unionized. We have numerous agreements with various different unions, which are renegotiated from time to time. We may also negotiate Memoranda of Understanding to amend these collective bargaining agreements when we receive increases in our rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business.

Because we are limited in our ability to control reimbursement rates received for our services, our business could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services.

We receive fixed payments at predetermined reimbursement rates established through federal and state legislation from Medicare and Medicaid, our most significant payors, for our services. Consequently, our profitability largely depends upon our ability to manage the costs of providing these services. We cannot be assured that reimbursement payments under Medicare and Medicaid will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Commercial payors such as managed care organizations and private health insurance programs generally reimburse us for the services rendered to insured patients based upon contractually determined rates. Additionally, private payor rates are difficult for us to negotiate as such payors are under pressure to reduce their own costs. In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them. Increases in operating costs, such as labor and supply costs, without a compensating increase in reimbursement rates, could have a material adverse effect on our business. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability. As a result, we have sought to manage our costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, the use of technology, and management of the number of employees utilized. If we are not able to continue to streamline our processes and reduce our costs, our business, financial condition, and results of operations could be materially adversely affected.

Delays in collection or non-collection of our accounts receivable, particularly during the business integration process, could adversely affect our business, financial condition, and results of operations.

Prompt billing and collection of receivables from patients and third-party payors are important factors in our liquidity, and our business is characterized by delays from the time we provide services to the time we receive reimbursement or payment for these services. Having a diversified payor mix requires expertise and compliance across multiple complex coding, billing, and revenue recognition functions. We bill numerous and varied payors, and they typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting the level and the necessity of service provided and correctly applying administrative and billing codes. Coding of services can be complex. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered and could lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including but not limited to exclusion from government healthcare programs. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted, increasing the age of accounts receivable. Billing and collection of our accounts receivable are further subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by third-party payors, which are continuously evolving. Our inability to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could have a material adverse effect on our business, financial condition, and results of operations. In addition, timing delays in billings and collections may cause working capital shortages. It is possible that Medicare, Medicaid, documentation support, system problems or other provider issues or industry trends, particularly with respect to newly acquired entities for which we have limited operational experience, may extend our collection period, which may materially adversely affect our working capital, and our working capital management procedures may not successfully mitigate this risk.

The timing of payments made under the Medicare and Medicaid programs is subject to governmental budgetary constraints, which may result in an increased period of time between submission of claims and subsequent payment under specific programs, most notably under the Medicare and Medicaid managed care programs, which in many cases pay claims significantly slower than traditional Medicare or state Medicaid programs. This delay is a result of more complicated authorization, billing, and collecting processes under Medicare and Medicaid managed care programs. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems. We may experience delays in reimbursement caused by our or other third parties’ information system failures. Changes in laws and regulations could further complicate our billing and increase our billing expense.

A change in our estimates of collectability or a delay in collection of accounts receivable could adversely affect our results of operations and liquidity. The estimates are based on a variety of factors, including the length of time receivables are past due, significant one-time events, contractual rights, client funding and/or political pressures, discussions with clients, and historical experience. A delay in collecting our accounts receivable, or the non-collection of accounts receivable, including, without limitation, in connection with our transition and integration of acquired companies, could have a material negative impact on our results of operations and liquidity and could be required to record credit losses in our consolidated financial statements.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and satisfaction, or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth, and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we expand our operational, financial, and management controls, as well as our reporting systems and procedures as a public company. We may require significant capital expenditures and the allocation of valuable management resources to grow and evolve in these areas. We must effectively increase our headcount, ensure our personnel have the necessary licenses and competencies, and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change or fail to ensure that the level of care and services provided by our employees complies with regulatory and contractual requirements, the quality of our services may suffer, which could negatively affect our brand and reputation, harm our ability to attract and retain patients, customers, referral sources, and employees, and lead to the need for corrective actions.

In addition, as we expand our business, it is important that we continue to maintain high levels of patient service and satisfaction. If we are unable to continue to provide high quality healthcare that meets the regulatory requirements and generates high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition would be adversely affected.

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures, and other strategic initiatives. Any failure by us to manage or integrate acquisitions, divestitures, and other significant transactions successfully may have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions are a key strategic advantage and value creation driver for us. We regularly evaluate opportunities to acquire other companies and have undertaken, and may in the future undertake, strategic, and accretive acquisitions. We face competition for acquisition and joint venture candidates, which may limit the number of acquisition and joint venture opportunities available to us or lead to the payment of higher prices for our acquisitions and joint ventures. In addition, changes in federal laws or regulations may materially adversely impact our ability to acquire businesses. For example, CMS has adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions, which subject to certain exceptions, prohibits buyers of home health agencies that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisition date, from assuming the Medicare billing privileges of the acquired home health agency. Instead, the acquired home health agencies must enroll as new providers with Medicare which may cause significant Medicare billing delays. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule. We cannot assure you that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions or efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. If we are unable to successfully execute on such a strategy in the future, our future growth could be limited.

We believe that there are risks related to acquiring companies. Such risks include overpaying for acquisitions, losing key employees, strategic partnerships, or patients of acquired companies, failing to effectively integrate acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired operations, and failing to achieve potential synergies or remove transition, integration, or non-recurring costs. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. Further, following completion of an acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. Historically, we have funded acquisitions primarily through our credit facilities and/or cash on hand, and there is no guarantee that we will be able to obtain financing for any future acquisition on favorable terms, if at all. Furthermore, in certain circumstances, we could be required to pay or be involved in disputes relating to termination fees or liquidated damages if an acquisition is not consummated, the payment of which could have a material adverse effect on our business, financial condition, or results of operations.

Upon consummation of an acquisition, the integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition, or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing cost of services, resulting in lower gross profits in relation to revenues. The process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. Additionally, in some acquisitions, we may have to renegotiate, or risk losing, one or more third-party payor contracts. We may also be unable to immediately collect the accounts receivable of an acquired entity while we align the payors’ payment systems and accounts with our own systems, and may have difficulties in recouping partial episode payments and other types of misdirected payments for services from previous owners. Certain transactions can require licensure changes which, in turn, result in disruptions in payment for services.

We may also make strategic divestitures from time to time. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability subsequent to any divestiture. We may also recognize impairment charges as a result of a divesture.

If we are unable to provide consistently high quality of care, our business will be adversely impacted.

Providing quality patient care is fundamental to our business. Clinical quality is becoming increasingly important within our industries. Medicare imposes a financial penalty upon hospitals that have excessive rates of patient readmissions within 30 days from hospital discharge. We believe this regulation provides a competitive advantage to home health providers who can differentiate themselves based upon quality, particularly by achieving low patient acute care hospitalization readmission rates and by implementing disease management programs designed to be responsive to the needs of patients served by referring hospitals. We are focused intently upon improving our patient outcomes, particularly our patient acute care hospitalization readmission rates. Additionally, Medicare has established consumer-facing websites, Home Health Compare and Hospice Compare, that present data regarding our performance on certain quality measures compared to state and national averages. If we should fail to achieve or exceed these averages, it may negatively affect our rates of reimbursement, our reputation, and our ability to generate referrals, which could have a material adverse effect upon our business, consolidated financial condition, and results of operations.

Many of our service users have complex medical conditions or special needs, are vulnerable, and often require a substantial level of care and supervision. There is a risk that one or more service users could be harmed by one or more of our employees, workforce members, or other service users, either intentionally, by accident, or through negligence, neglect, error, poor performance, mistreatment, failure to provide proper care or medication or carry out physician’s orders, failure to properly document or monitor or report information, failure to address risks to service users’ health or safety, failure to maintain appropriate staffing, failure to implement appropriate interventions or other actions or inaction. Employees and workforce members have engaged in conduct (including failing to take action) that has impacted, and may in the future engage in conduct that impacts, our service users or their health, safety, welfare, or clinical treatment. Further, individuals cared for by us have in the past engaged, and may in the future engage, in behavior that results in harm to themselves, our employees or workforce members or to one or more other individuals, including members of the public and other service users. In addition, we have experienced staff shortages and if we experience staff shortages, or are unable to meet any applicable regulatory staffing requirements, it could impact our quality of care. In the past, regulators have taken measures against certain of our facilities and locations as a result of non-compliance with applicable laws and regulations. For example, in July 2020, the West Virginia Department for Health and Human Resources issued a statewide admissions ban for all ResCare facilities that applied to new admissions and readmissions, and the state later issued separate admissions ban orders for other state operations. In addition, our facilities and locations have been subject to other regulatory inquiries and matters, such as recoupments as a result of alleged insufficient documentation, overpayments, audits, removals of clients as a result of staffing and incidents identified during a monitoring visit, contract terminations, suspensions or revocations of licenses, home closures, vendor holds, which may occur as a result of our failure to submit an acceptable report under state law, and administrative penalties issued as a result of staffing issues and incidents found during monitoring visits.

If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care (including as a result of a staffing shortages or the actions or inactions of our employees or workforce members), governmental or regulatory authorities may take action against us or our employees or workforce members, including an admissions ban, admissions hold, reduction in census, loss of accreditation, license revocation, application denial period, administrative or other order, other adverse regulatory action, a settlement or other agreement requiring corrective actions or requiring us or a specific facility to demonstrate substantial compliance with licensure or other requirements, and the imposition of certain requirements, including requirements to transfer our service users, to provide reports or other documentation or to undergo revisit surveys or inspections. If such an action or a closure of a facility were to occur and result in the improper termination of patient care, we or our employees or workforce members may be exposed to governmental or regulatory inquiries, investigations, liability, and litigation, including claims of patient abandonment. Certain of our individual locations have been, and may continue to be, subject to findings of quality of care deficiencies or practices, incidents of patient abuse or neglect, and claims regarding services rendered that do not meet the standard of care, which have resulted, and in the future may result, in civil or criminal penalties; fines; the suspension, modification, termination, or revocation of a license of Medicare or Medicaid participation; the suspension of the operations of a facility; the suspension or denial of admissions of service users; a reduction in census; the removal of service users from properties; the denial of payments in full or in part; administrative orders; the implementation of state oversight, temporary management or receivership; and other actions. If an admissions hold, loss of accreditation, license revocation, or other action such as a closure of a facility occurs, states may interpret such an interruption to be “patient abandonment,” which may lead to additional action by regulatory authorities or patients. In many states, patient abandonment includes abandoning or neglecting a patient needing professional care without making reasonable arrangements for the continuation of care. In addition to actions by state boards, patients may also pursue a private right of action claiming abandonment.

Any such patient incident, adverse regulatory action, self-disclosure, self-report, claim or other event, action or inaction has in the past, and could in the future, result in governmental investigations, judgments, or fines and have a material adverse effect on our business, financial condition, and results of operations. We have received inquiries and requests from various governmental and regulatory authorities and we have in the past and may in the future receive notices of potential sanctions based on violations of law or standards of care or alleged or actual failures to cure identified deficiencies or deficient practices. Further, claims of patient abuse, neglect, or medical malpractice have resulted in the past, and in the future may result, in law enforcement agencies investigating or arresting our employees and workforce members in order to investigate even unsubstantiated criminal or misdemeanor claims. While such enforcement actions are typically taken against individuals, we cannot predict how law enforcement or governmental or regulatory authorities will enforce the laws or whether governmental or regulatory authorities will assert that we or any of our employees or workforce members are responsible for such actions, or should have known about such actions. In addition, we have been and could become the subject of negative publicity or unfavorable media attention or governmental or regulatory scrutiny, regardless of whether the allegations are substantiated, that could have a significant, adverse effect on the trading price of our common stock or adversely impact our reputation, our relationships with referral sources and payors, whether service users and their family members choose us, and whether our referral sources choose other healthcare entities to provide healthcare.

If we fail to provide or maintain a reputation for providing high quality or cost-effective care or adequate staffing, training, monitoring, and facilities, or are perceived to provide lower quality or less cost-effective care or inferior staffing, training, monitoring, and facilities than our competitors within the same geographic area, or if patients of our home and community health services and/or pharmacy services perceive that they could receive higher quality or more cost-effective services from other providers, our ability to attract and retain patients, customers, and employees could be adversely affected, which could have a material adverse effect upon our business, consolidated financial condition and results of operations. We believe that the perception of our quality of care by potential patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, electronic media, newspapers and other print, and results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data.

If we are unable to maintain our corporate reputation, or there is adverse publicity, including negative information on social media, or changes in public perception of our services, our business may suffer.

Our success depends on our ability to maintain our corporate reputation, including our reputation for providing quality patient care and for compliance with applicable Medicare, Medicaid, or HIPAA requirements or other laws to which we are subject, among governmental authorities, physicians, hospitals, discharge planning departments, case managers, nursing homes, rehabilitation centers, advocacy groups, patients and their families, other referral sources, and the public. For example, while we believe that the services we provide are of high quality, if our “quality measures,” which are published annually online by CMS, are deemed to be not of the highest value, our reputation could be negatively affected. Adverse publicity surrounding any aspect of our business, including our failure to provide proper care, staffing, or training, incidents at our facilities, employee misconduct, conditions at our facilities, litigation, licensure actions, changes in public perception of our services or government investigations of our operations could negatively affect our overall reputation, the willingness of other providers and organizations to refer patients to us, of patients to use our services, and our ability to retain agreements or obtain new agreements. Increased government scrutiny may also contribute to an increase in compliance costs. Any of these events could have a negative effect on our business, financial condition, and operating results.

There has been a marked increase in the use of social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and/or services may be posted on such platforms at any time. Negative views regarding our services may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Such negative publicity also could adversely affect the size, engagement, activity, and loyalty of our customer base or the effectiveness of word-of-mouth marketing, and result in decreased revenue, or require us to expend additional funds for marketing efforts. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially adversely affect our business, financial condition, and results of operations.

If our existing customers do not continue with or renew their contracts with us, renew at lower fee levels, decline to purchase additional services from us or reduce the services received from us pursuant to those contracts, it could have a material adverse effect on our business, financial condition, and results of operations.

Our agreements with our customers are generally in effect for specific time periods. However, certain of our Pharmacy Solutions segment contracts are terminable without cause upon advance written notice, giving those customers leverage to demand more favorable pricing, or seek services from another provider. In all of our lines of business, our ability to renew or retain our agreements depends on our quality of service and reputation, but may also be affected by other factors over which we have little or no control, such as government appropriations and changes in provider eligibility requirements. Additionally, failure to satisfy any of the numerous technical renewal requirements in connections with our proposals for agreements could result in a proposal being rejected even if it contains favorable pricing terms. Failure to obtain, renew, or retain agreements with customers may negatively impact our business, financial condition, and results of operations. We can give no assurance that our existing agreements will be renewed on commercially reasonable terms or at all.

Our business depends on our ability to effectively invest in, implement improvements to, and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective and secure information systems, including those maintained by us and those maintained and provided by third-party service providers (for example, “software-as-a-service” and cloud solutions), as well as the integrity and timeliness of the data we use to serve our patients, support employees and operate our business. Our business also supports the use of electronic visit verification, or EVV, to collect visit submission information such as service type, visit start time and end time, and care plan tasks for our home and community-based care services. We use mobile devices to capture time in and time out, mileage and travel time, as well as the completed care plan tasks with client verification. Our ability to effectively manage our business and coordinate the provision and billing of our services and prompt, accurate documentation of the care and services we provide depends significantly on the reliability and capacity of these systems. We rely on these providers to provide continual operation, as well as maintenance, enhancements, and security of any protected and/or confidential data (including personal information). To the extent that our EVV and other vendors fail to support these processes, our internal operations could be negatively affected. Our systems, and those of our third-party service providers, are vulnerable to damages, failures, malfunctions, outages or other interruptions which could be caused by a number of factors such as power outages or damages, telecommunications problems, data corruption, software errors, human error, computer viruses, defects and other errors, physical or electronic break-ins, theft, design defects, network failures, security breaches, cyberattacks, acts of war or terrorist attacks, fire, flood, and natural disasters. A system failure, outage or other interruption may also cause the corruption or loss of important, confidential, and/or protected data (including personal information). See “—Risks Related to Our Regulatory Framework—If we are found to have violated HIPAA, or any other applicable privacy and security laws and regulations, as well as contractual obligations, we could be subject to sanctions, fines, damages, and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operation.” Furthermore, our third-party providers’ existing safety systems, data backup, access protection, user management, information technology emergency planning, and other security measures may not be sufficient to prevent data loss or long-term network outages.

In addition, we may have to upgrade our existing information technology systems from time to time in order for such systems to withstand the increasing needs of our expanding business. We rely on certain hardware, telecommunications, and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Further, upgrading and expanding our information technology infrastructure could require significant investment of additional resources and capital, which may not always be available or available on favorable terms. We also depend on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. Any material disruption, outage or slowdown of our systems or those of our third-party providers, including those caused by our or their failure to successfully upgrade our or their systems, and our or their inability to convert to alternate systems in an efficient and timely manner could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, operations that we acquire must be integrated into our various information systems in an efficient and effective manner. For certain aspects, we rely upon third-party service providers to assist us with those activities. If we are unable to integrate and transition any acquired business into our information systems, due to our failures or any failure of our third-party service providers, we could incur unanticipated expenses, suffer disruptions in service, experience regulatory issues, and lose revenue from the operation of such business.

Security breaches, loss of data, and other disruptions could compromise sensitive business or patient information, cause a loss of confidential patient data, employee data, personal information, or prevent access to critical information, and expose us to liability, litigation, and federal and state governmental inquiries and damage our reputation and brand.

In the ordinary course of our business, we collect, process, use, transmit, share, disclose, create, receive, maintain, transmit, and store, or collectively, Process, personal information (which may also be referred to as personal data, personally identifiable information, and/or non-public personal information), including protected health information, or PHI, relating to our patients, employees, referral sources, payors, and others. We also Process, and contract with third-party service providers to Process, other sensitive, confidential, and/or proprietary information. We use third-party service providers for important aspects of the Processing of personal information and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of such personal information and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are critical to our operations and business strategy. Our patients, employees, payors, and referral sources have a high expectation that we will adequately protect their information, including personal information, from cyberattacks or other security breaches, and may have claims against us if we are unable to do so. We may also have exposure to regulatory investigations and other compliance risks in the event of a cyberattack or other security breach. We have been, and are currently, subject to HHS investigations with respect to data privacy and security incidents involving PHI. There can be no assurance that we will not be subject to such HHS investigations or investigations by other governmental or regulatory authorities in the future, including those that may have a material impact on our business. Any delay in identifying such breaches or incidents or in providing timely reports or notification of such incidents may lead to increased harm and increased penalties or other actions, such as measures required as part of any resolution or settlement agreement. Our patients, employees, payors, and referral sources may have contractual rights of indemnification against us in the event that their personal or proprietary business information is accessed, acquired, disclosed, lost, used or compromised as a result of a breach of our information systems. In such an event, these parties may also seek to terminate our contracts with them.

Our systems and those of our third-party service providers and business partners may be vulnerable to, and have experienced, data or security breaches, cyberattacks (including ransomware), acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. While we have safeguards in place designed to defend our systems against intrusions and attacks and to protect our data, we cannot be certain that these measures are sufficient to counter all current and emerging technology threats. If unauthorized parties gain access to our networks or data, or those of our employees, third-party service providers or business partners, they may be able to access, steal, publish, delete, use in an unauthorized manner or modify confidential and sensitive information, including personal information, PHI, trade secrets or other confidential information, intellectual property, and proprietary business information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in destruction, loss, alteration, unauthorized disclosure of, or access to such information. Further, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. Threats to our systems and associated third-party systems can originate from human error, fraud, or malice on the part of employees or third parties or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of associated third parties. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not detected until launched against a target and may originate from less regulated and remote areas around the world, we, and our third-party service providers, may be unable to effectively detect or proactively address all possible techniques, implement adequate preventive measures for all situations or respond to any breach or security incident. The administrative, physical, and technological safeguards we or our third-party service providers implement to address these risks may not address applicable laws and regulations or address situations that could lead to increased privacy or security risks. The businesses we have acquired, or may acquire in the future, may not have in place all of the required safeguards and may have experienced breaches or security incidents. It may take significant time and expense to integrate such businesses to our policies and procedures. To the extent we terminate contracts with our third-party service providers, we may not be able to ensure that the relevant personal information of our patients and employees is maintained in compliance with the required safeguards. In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced ransomware attacks and other security incidents that have disrupted our operations. For example, in March 2023, we experienced a ransomware attack that resulted in a breach of more than 6 million individuals’ personal information (including PHI). While we do not currently expect this incident to have a material impact on our business, we notified the impacted individuals and applicable regulators and are currently subject to a HHS Office for Civil Rights investigation, various state regulatory investigations, and various lawsuits in connection with this incident. There can be no assurance that any present or future cyberattacks will not be material or significant.

Any such cyberattack or threat, including those that result in data or security breaches, could result in costly investigations, litigation, government enforcement actions, civil or criminal penalties, fines, operational changes or other response measures, loss of patient and customer confidence in our security measures, loss of business partners, and negative publicity that could adversely affect our brand, reputation, business, financial condition, and results of operations. In particular, any such interruption in access, compromise, use, improper access, acquisition, disclosure or other loss of information, including personal information or PHI, could result in legal claims or proceedings and/or liability or penalties under laws and regulations that protect the privacy, confidentiality, or security of personal information, including the Health Insurance Portability and Accountability Act of 1996, as amended by the

Health Information Technology for Economic and Clinical Health Act of 2009 and other laws, and implementing regulations, or collectively, HIPAA, the FTCA, the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, and its implementing regulations, and other state data privacy, security, consumer health data, or consumer protection laws, including state breach notification laws. These laws often provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Any delay in identifying such breaches or incidents or in providing timely notification of such incidents may lead to increased harm and increased penalties. For further information, see “—Risks Related to Our Regulatory Framework—If we are found to have violated HIPAA, or any other applicable privacy and security laws and regulations, as well as contractual obligations, we could be subject to sanctions, fines, damages, and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operation.”

In addition, denial of service or other cyberattacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unplanned downtime, or the unauthorized access, acquisition, disclosure, or use of confidential, sensitive data, and/or personal information. We may be required to expend significant capital and other resources to protect against security breaches, to safeguard the privacy, security, and confidentiality of personal information and other sensitive data and information, to investigate, contain, remediate, and mitigate actual or potential security breaches and security incidents, and/or to report security breaches and security incidents to patients, customers, employees, regulators, media, credit bureaus, and other third parties in accordance with applicable law and to offer complimentary credit monitoring, identity theft protection, and similar services where required by law or otherwise appropriate. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. We may also be subject to potential increases in insurance premiums, resulting in increased costs or loss of revenue, and such insurance coverage may not continue to be available to us in adequate amounts or on satisfactory terms, if at all.

We are subject to risks related to credit card payments and other payment methods.

We currently accept credit cards and debit cards. As a result, we pay interchange and other related acceptance and transaction processing fees, which may increase over time and raise our operating costs and lower profitability.

We are also subject to evolving Payment Card Industry, or PCI, and network operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers. For example, we are subject to the Payment Card Industry Data Security Standard, issued by the PCI Security Standards Council, that contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing, and transmission of individual cardholder data, including regular audit to maintain compliance. As our business evolves and expands, and if we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks, in addition to new assessments that involve costs above what we currently pay for compliance. By accepting debit cards for payment, we are also subject to compliance with American National Standards Institute data encryption standards and payment network security operating guidelines. Additionally, the Fair and Accurate Credit Transactions Act requires systems that print payment card receipts to employ personal account number truncation so that the customer’s full account number is not viewable on the slip. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. In addition, if we (or a third-party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay onerous and significant fines, penalties, and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications, or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our services, which could materially impact our operations and financial performance.

In addition, we rely on third-party payment processors to process the payments made by our customers. If our third-party payment processors terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may contain errors or vulnerabilities, be compromised, experience outages, or not meet our expectations. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

We occasionally receive payments made with fraudulent data which result in customer-initiated disputes (charge-backs). Under current credit and debit card practices, we may be liable for fraudulent transactions and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card brands and associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use our customer information for their own gain or facilitate the fraudulent use of such information. As a result, we may suffer losses as a result of orders placed with fraudulent data even if the associated financial institution approved payment of the orders. If we are unable to detect or control credit and debit card fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

We may be subject to substantial malpractice or other similar claims.

The nature of our business subjects us to inherent risk of wrongful death, personal injury, product liability, professional malpractice and other potential claims, liabilities, and substantial damage awards. In addition, the pharmaceutical products we dispense could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the compounding, dispensing, and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. Healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories in recent years, many of which involve large monetary claims and significant defense costs. In general, we coordinate care for high-need, medically complex individuals through employed clinicians, caregivers, and pharmacists, including registered nurses, limited practice nurses, licensed therapists, certified nursing assistants, home health aides, therapy assistants, direct care staff, and other similar professionals. From time to time, we are subject to claims alleging that we did not properly treat or care for a patient, that we failed to follow internal or external procedures that resulted in death or harm to a patient or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by patients whom we are transporting, from employees driving to or from home visits or other affected individuals. We cannot be certain that a provider will not incur tort liability in treating one of our patients. The clinicians, caregivers, and other healthcare professionals we employ could be considered our agents and, as a result, we could be held liable for their acts, omissions, malpractice, and/or negligence and may be subject to mass tort actions and/or class actions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We are self-insured for a substantial portion of our general and professional liability, automobile liability, workers’ compensation risks, and (subject to certain stop loss coverage at a high level of losses) health benefits. Any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles or self-insured retention amounts, as well as the potential impact on our brand or reputation as a result of being involved in any legal proceedings, could have a material adverse impact on our business, results of operations and financial condition.

We are exposed to various risks related to governmental inquiries, regulatory actions, and whistleblower and other lawsuits that could adversely affect our operating results. Our insurance may not cover all claims against us.

Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services, or reimbursement of those services, and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to and defend against regulatory investigations, and if we do not prevail, damages or penalties arising from these administrative proceedings. We are subject to lawsuits, civil investigative demands, and subpoenas under the False Claims Act, the Controlled Substances Act, the Anti-Kickback Statute, and other federal and state statutes designed to combat fraud and abuse in our industries, as well as civil investigative demands, subpoenas and other inquiries related to our operations, including several ongoing qui tam actions and the Silver matter, as discussed under Item 3 “Legal Proceedings” and Note 13 "Commitments and Contingencies" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, there can be no assurance that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits, or to allegations that we have engaged in fee splitting, which may be prohibited under state laws, or to allegations that we engage in the corporate practice of medicine or the delivery of medical services, where prohibited. Moreover, we could also be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal or state levels, such as those relating to the protection of older adults and persons with disabilities or those related to employment, health, safety, security, and other regulations under which we operate. We are currently subject to class actions, employee-related claims, and other lawsuits and proceedings in connection with our operations, including, but not limited to, those related to alleged violations of federal and state wage and hour laws, wrongful discharge, retaliation, and illegal discrimination. We are also named as a defendant, along with a number of drug manufacturers, distributors, and pharmacies, in civil litigation instituted by certain Maryland municipalities, which allege claims generally concerning the impacts of widespread opioid abuse in their municipalities. We cannot predict with certainty the outcome of this litigation or how our role, including as a closed door long-term care pharmacy, may be viewed as compared to the role of a manufacturer, distributor or retail pharmacy. The litigation may remain unresolved for several years, and we could incur significant expense in order to resolve the matter, including through settlement agreements. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

Responding to lawsuits brought against us and governmental inquiries can often be expensive, time-consuming, and disruptive to normal business operations. Moreover, complex legal proceedings and governmental inquiries may remain unresolved for several years, and the results are difficult to predict. Unfavorable outcomes from these claims, lawsuits, and governmental inquiries could adversely affect our business, financial condition, and results of operations and we could incur substantial monetary liability and/or be required to change our business practices. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business and our ability to attract and retain patients, customers, strategic partnerships, and employees.

We maintain general liability insurance to provide coverage to us and our subsidiaries against these litigation claims and potential litigation risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms, if at all.

Our current insurance program may expose us to unexpected costs and negatively affect our business, financial condition, and results of operations, particularly if we incur losses not covered by our insurance or if claims or losses differ from our estimates.

Although our insurance coverage reflects deductibles, self-insured retentions, limits of liability, and similar provisions that we believe are reasonable based on our operations, the coverage under our insurance programs may not be adequate to protect us in all circumstances. Given the policy limits and high deductibles and/or self-insured retentions on many of the Company’s insurance programs, the vast majority of claims may not be paid by third-party insurance. Our insurance policies contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. Additionally, insurance companies that currently insure companies in our industries may cease to do so, may change the coverage provided, or may substantially increase premiums in the future. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market, and insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms, if at all. We self-insure for a substantial portion of our general and professional liability, automobile liability, workers’ compensation risks, and (subject to certain stop loss coverage at a high level of losses) health benefits. We self-insure for various risks, including employment class actions, False Claims Act actions, adverse regulatory actions, commercial contractual or commercial tort actions, and intellectual property actions. The incurrences of losses and liabilities that exceed our available coverage, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

We utilize historical data to estimate our reserves for our insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our liabilities for these losses could result in materially different expenses than expected under these programs, which could have a material adverse effect on our financial condition and results of operations. In addition, if we experience a greater number of these losses than we anticipate, it could have a material adverse effect on our business, financial condition, and results of operations.

Factors outside of our control, including those listed, have required, and could in the future require us to record an asset impairment of goodwill.

Because we have grown in part through acquisitions, goodwill and intangible assets, net represent a significant portion of our assets. We monitor the recoverability of our indefinite-lived intangible assets, which include our licenses, and evaluate goodwill and indefinite-lived intangible assets annually, or more frequently if indicators of impairment exist in interim periods, to determine if impairment has occurred. We also review the carrying value of our goodwill and intangible assets, both indefinite- and definite-lived, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Such indicators are based on market conditions and the operational performance of our business. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the intangible assets or goodwill and the fair value of the intangible assets or the goodwill, respectively, in the period the determination is made. The testing of goodwill and intangible assets for impairment requires us to make estimates that are subject to significant assumptions about our future revenues, profitability, cash flow, fair value of assets and liabilities, and weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of intangible assets or goodwill, which may result in an impairment charge. For the year ended December 31, 2022, we recognized a goodwill impairment charge of $40.9 million. We did not recognize any goodwill impairment charge for the year ended December 31, 2023. See Note 1 “Significant Accounting Policies” and Note 4 “Goodwill and Intangible Assets” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If as part of our review of goodwill and intangibles for impairment, we were required to write down all or a significant part of our goodwill and/or intangible assets, our financial condition and results of operations could be materially adversely affected.

A pandemic, epidemic, or outbreak of an infectious disease, including the ongoing effects of COVID-19, have had, and may continue to have, an adverse effect on our business.

The actual or perceived effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as the effects of the COVID-19 pandemic, could negatively affect our business, financial condition and results of operations. For example, we may experience increased costs of care, reduced reimbursements, difficulties obtaining supplies due to shortages or supply chain disruptions, and changes in referral patterns. During the COVID-19 pandemic, we experienced a script reduction compared to pre-pandemic levels that was due largely to industry declines in skilled nursing and rehabilitation facility occupancy rates. The COVID-19 pandemic also adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions.

We may be more vulnerable to the effects of a public health emergency than other businesses due to our complex patient populations and the physical proximity required by our operations. The majority of our patients are medically complex individuals, many of whom may be more vulnerable than the general public during a pandemic or in a public health emergency, due to chronic illnesses, disabilities, behavioral health issues, or other socioeconomic factors. Demand for home and community health provider services could be significantly diminished due to heightened anxiety among our patients regarding the risk of exposure to a disease or other public health concern during home or community visits, as well as fluctuations in the population of long term facilities that we serve.

Our clinicians, caregivers, and employees are also at greater risk of contracting contagious diseases due to their increased exposure to vulnerable patients and the essential nature of their work. If there is a reduction in our available healthcare providers due to concerns around a disease outbreak or related risks or if substantial numbers of our healthcare providers were to contract a disease or otherwise be required to quarantine due to exposure to a contagious disease, our ability to provide services to our patients may be significantly interrupted or suspended.

If we are to experience any other pandemic or outbreak, our business, financial condition, and results of operations could be adversely impacted, including in ways similar to the impact of the COVID-19 pandemic.

Inclement weather, natural disasters, acts of terrorism, riots, civil insurrection or social unrest, looting, protests, strikes, or street demonstrations may impact our ability to provide services.

Inclement weather, natural disasters, acts of terrorism, riots, civil insurrection, social unrest or other acts of violence, looting, protests, strikes, or street demonstrations may prevent our employees from providing authorized services. We are not paid for authorized services that are not delivered due to these events. Furthermore, prolonged disruptions as a result of such events in the markets in which we operate, could disrupt our relationships with patients, caregivers and employees, and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. Future inclement weather, natural disasters, acts of terrorism, riots, civil insurrection, social unrest or other acts of violence, looting, protests, strikes or street demonstrations may adversely affect our reputation, business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of intellectual property laws, internal procedures, and nondisclosure agreements to protect our intellectual property and proprietary rights. We believe our trademarks are valuable assets. However, our intellectual property rights may not be sufficient to distinguish our services from those of our competitors and to provide us with a competitive advantage. For example, from time to time, third parties may use names, logos, and slogans similar to ours, may apply to register trademarks or domain names similar to ours, and may infringe or otherwise violate our intellectual property rights. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented, or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. If we are unable to prevent our competitors from using names, logos, slogans, and domain names similar to ours, consumer confusion could result, the perception of our brands and services could be negatively affected, and our revenue and profitability could suffer as a result. Failure to protect our intellectual property and proprietary rights could have an adverse effect on our business.

KKR Stockholder and Walgreen Stockholder control us and their interests may conflict with yours in the future.

KKR Stockholder and Walgreen Stockholder collectively beneficially own approximately 67.9% of the voting power of our common stock. As a result, KKR Stockholder and Walgreen Stockholder are able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as KKR Stockholder and its affiliates and/or Walgreen Stockholder and its affiliates retain significant ownership of us. KKR Stockholder, Walgreen Stockholder and their respective affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, new service offerings, employee headcount levels, and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as KKR Stockholder and its affiliates and/or Walgreen Stockholder and its affiliates continue to own, directly or indirectly, a significant amount of our voting power, even if such amount is less than 50%, they are able to strongly influence or effectively control our decisions, and each of KKR Stockholder and Walgreen Stockholder has the right to nominate individuals to our board of directors under the existing stockholders agreement.

In the ordinary course of their business activities, KKR Stockholder, Walgreen Stockholder, and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our second amended and restated certificate of incorporation provides that any of KKR Stockholder, Walgreen Stockholder, any of their respective affiliates or any director who is not employed by us or his or her affiliates do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR Stockholder, Walgreen Stockholder, and their respective affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, KKR Stockholder, Walgreen Stockholder, and their respective affiliates may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

In addition, KKR Stockholder, Walgreen Stockholder, and their respective affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any acquisition of the Company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

Risks Related to Our Regulatory Framework

We conduct business in a heavily regulated industry, and changes in regulations, the enforcement of these regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

The federal government and the states in which we operate regulate our industries extensively. The laws and regulations governing our operations, along with the conditions of participation and conditions of payment, in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with providers and consumers. The extensive federal and state regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, certification and enrollment, billing and coding, eligibility for, necessity of, and provision of services, conduct of operations, allowable costs, prices for services, adequacy and quality of services, facility staffing requirements, facility accreditation, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various fraud and abuse laws, including the Anti-Kickback Statute, the Stark Law, and the False Claims Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other governmental programs. Additionally, in some states, our contractual relationships with physicians and professional corporations, which we do not own, may implicate certain state laws that generally prohibit non-professional entities, such as us, from practicing medicine, employing physicians to practice medicine, providing licensed medical services and exercising control over medical decisions by licensed physicians or other healthcare professionals (such activities are generally referred to as the corporate practice of medicine). Other states in which we may operate in the future may also prohibit the corporate practice of medicine. Our contractual relationships with physicians and professional corporations may be challenged by governmental and regulatory authorities, state boards of medicine, state attorneys general and other parties that assert or determine that our relationships with professional corporations violate state corporate practice of medicine, fee-splitting, and kickback prohibitions. We are also subject to laws requiring the registration and regulation of pharmacies; laws governing the dispensing of pharmaceuticals and controlled substances; laws regulating the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; laws regarding food and drug safety, including those of the Food and Drug Administration, or FDA, and the Drug Enforcement Administration, or DEA. We are required to hold valid DEA and state-level licenses, meet various security and operating standards, and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. Compliance with these regulations is expensive, and these costs may increase in the future.

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions, including demands for refund of alleged overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, admission moratoriums, and civil monetary penalties or criminal penalties. We expect audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. The DEA, FDA, and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products. If we fail to comply with the extensive laws, regulations, and prohibitions applicable to our businesses, we could become ineligible or disqualified to provide services or receive government program reimbursement, suffer suspension or revocation of our licenses, cancellation of our agreements, civil or criminal penalties, and/or damage to our reputation, lose billing privileges, be barred from re-enrollment in governmental payor programs, or be required to repay amounts received or to make significant changes to our operations. We may also become subject to corporate integrity agreement(s) or monitoring by regulatory agencies. In addition, we could be forced to expend considerable resources responding to investigations, audits, or other enforcement actions related to these laws, regulations, or prohibitions. Failure of our staff to satisfy applicable licensure requirements, or of our home and community health services and pharmacy services operations or our service providers to satisfy applicable licensure and certification requirements, could have a material adverse effect on our business, financial condition, and results of operations.

In March 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules were intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking.” Information blocking is defined as any activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The final rules created significant requirements for healthcare industry participants, and required certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC also implemented provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implemented the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. On April 18, 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the final ONC rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing. The impact of these changes on our business is unclear at this time, due to, among other things, uncertainty regarding the interpretation of safe harbors and exceptions to the final ONC rule by industry participants and regulators. Additionally, on July 3, 2023, the HHS Office of Inspector General, or OIG, issued a final rule that amended the HHS OIG’s civil money penalty regulations to add information blocking civil money penalty authority to the existing regulatory framework for the imposition and appeal of civil money penalties, assessments, and exclusions. The final rule also explained that OIG would focus its enforcement efforts on information blocking allegations that pose greater risk to patients, providers, and healthcare programs.

We are unable to predict the future course of federal and state regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework, including those associated with healthcare reform, and sanctions from various enforcement actions could have a material adverse effect on our business, financial condition, and results of operations.

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur fines and penalties or be required to make significant changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern our relationships with physicians and other healthcare providers, the manner in we provide and bill for services and collect reimbursement from governmental programs and private payors, our relationships with drug manufacturers, our marketing activities, and other aspects of our operations. Of particular importance are:

•
the Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation, or receipt of any bribe, kickback, rebate, or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual, or the ordering, purchasing, or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;
•
the False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the False Claims Act. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute or the Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
the criminal healthcare fraud provisions of HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•
similar state law provisions pertaining to anti-kickback, self-referral, and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial
•
insurers. These statutes and regulations generally prohibit the payment or receipt of remuneration to induce or in exchange for a referral, and prohibit physicians from referring patients to an entity with which the physicians have a financial relationship, thus limiting the types of payments that can be made between healthcare providers and other parties who may influence referrals to those providers. Many of these statutes and regulations have not been interpreted to the extent of their federal analogues, and therefore are not clear in their scope and application;
•
state corporate practice of medicine and fee-splitting laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•
laws that regulate debt collection practices;

•
a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•
federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•
federal and state laws that require licenses to dispense pharmaceuticals, including state laws that restrict operations by non-resident pharmacies, which may affect our ability to operate in some states; and
•
federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, and to report certain changes in their operations to the agencies that administer these programs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Achieving and sustaining compliance with these laws may prove costly. Although a well-designed and effective compliance program that detects and prevents wrongdoing may help identify and remediate misconduct and reduce the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated, especially if our staff does not report compliance concerns or if our auditing and monitoring programs do not adequately identify and resolve compliance concerns. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status, and exclusion from the Medicare and Medicaid programs. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and result in adverse publicity.

Many states have CON laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and increase revenue.

Many states, including Alabama, Tennessee, North Carolina, Arkansas, and Maryland, have enacted CON laws that require prior state approval to offer new or expanded healthcare services or open new healthcare facilities or expand services at existing facilities. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting from population increases, a reduction in competing providers, or a lack of providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. The process is intended to promote comprehensive healthcare planning, assist in providing high-quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities, services, and operations that are needed will be built and opened or expanded.

Our costs of obtaining a CON in any new CON state in which we seek to operate could be significant, and we cannot assure you that we will be able to obtain the CON or other required approvals in the future. We have applied for, and been approved for, CONs in states in which we currently operate. We have also applied for CON for which future hearings have been scheduled for Fall 2023. In the past, we have also been involved in other processes related to the application of a North Carolina county CON. Our failure or inability to obtain a required CON, license, or any necessary approvals could adversely affect our ability to expand into new markets and to expand our services and facilities in existing markets. Furthermore, if a CON or other prior approval upon which we relied to invest in a facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment. Failure to obtain a CON may result in a facility’s ineligibility to receive reimbursement under the Medicare or Medicaid programs, the revocation of a facility’s license or imposition of civil or criminal penalties, any of which could harm our business. Although we believe that CON laws have not had a material impact on our business to date, the repeal of CON laws in CON markets may have a material adverse effect on our business, financial condition, and results of operations.

CMS and state Medicaid agencies may, for a period of time, impose a moratorium against additional Medicaid enrollment for a particular type of service, upon a determination that a moratorium is necessary to prevent fraud, waste, or abuse, or to limit an over-abundance of a type of Medicaid provider within a state. In addition, states may impose moratoriums relating to state Medicaid program, licensure, and other matters, such as number of beds. A moratorium in any state in which we seek to, or currently, operate may prevent us from introducing, acquiring or disposing of, operations in that state, respectively, which may impair our future expansion, acquisition, or divestiture opportunities in some states. For example, Mississippi has imposed a moratorium on new home health and hospital licenses, and other states perform assessments to determine if there is a need for additional facilities or beds. As another example, West Virginia has imposed a moratorium on new intermediate care facilities, with limited exceptions, and has also imposed a moratorium on healthcare facilities’ additions of intermediate care or skilled nursing beds to current licensed beds and the addition of beds in intermediate care facilities for individuals with intellectual disabilities. The imposition of additional CON laws may delay or otherwise affect our ability to accomplish our business objectives.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business may be harmed.

In recent years, the Congress and certain state legislatures have considered and passed a large number of laws intended to result in significant changes to the healthcare industry, which could result in major changes in the healthcare delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our services. In March 2010, the ACA was signed into law and changed how healthcare services are delivered and reimbursed through the expansion of public and private health insurance coverage, reduction of growth in Medicare and Medicaid program spending, and the establishment and expansion of programs that tie reimbursement to quality and integration. Efforts to substantially modify provisions of the ACA have resulted in federal court reviews of such efforts, and the U.S. Supreme Court rejected the latest constitutional challenge to the ACA’s requirement to obtain minimum essential health insurance coverage, or the individual mandate, on June 17, 2021. The ultimate outcomes of efforts to expand the ACA, substantially amend its provisions, or change funding for the ACA is unknown. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business, financial condition, and results of operations.

Moreover, healthcare reform initiatives have also resulted in changes to, or the adoption of, federal and state laws and regulations relating to the regulation of PBMs, drug pricing or purchasing, and purchase discount and rebate arrangements with drug manufacturers, which could reduce discounts or rebates and affect our relationships with drug manufacturers. In addition to the rules promulgated by HHS, there have also been judicial decisions impacting the pharmacies and PBMs. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. More recently, in June 2022, the Federal Trade Commission, or FTC, announced an inquiry regarding the role of PBMs and stated its intent to closely scrutinize the impact of PBM rebates and fees on patients and payers. Several states have proposed separate PBM bills, and at least 18 states have adopted PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers and would enable regulators to conduct audits of PBM operations. Congress has also considered legislation to reform PBMs and address PBM consolidation and power with respect to drug pricing. For example, in July 2023, the Senate Finance Committee voted to advance the Modernizing and Ensuring PBM Accountability Act. It is unclear how these laws, inquiries, rules, and decisions will impact pharmaceutical companies, pharmacies, and PBMs. In addition, CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. We cannot predict with certainty what impact any federal and state healthcare reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities, which could adversely affect our business, financial condition, and results of operations.

If we are found to have violated HIPAA, or any other applicable privacy and security laws and regulations, as well as contractual obligations, we could be subject to sanctions, fines, damages and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operation.

Numerous federal, state, and foreign laws, rules, and regulations, as well as contractual obligations, govern the Processing of confidential, sensitive, and personal information, including certain patient health information, such as patient records. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates, and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

For example, HIPAA establishes a set of national privacy and security standards in the United States for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services that involve the use or disclosure of PHI, including certain subcontractors of such business associates. HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. In particular, HIPAA requires us to develop and maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical, and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements, called business associate agreements, and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort, and expense and we may have to dedicate additional time and resources to ensure compliance with HIPAA requirements.

HIPAA further requires covered entities to notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to an unauthorized access, use or disclosure, though many states require shorter breach notification timeframes. If a breach affects 500 patients or more, covered entities must report it to HHS and local media without unreasonable delay (and in no case later than 60 days after discovery of the breach), and HHS will post the name of the entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Penalties for failure to comply with a requirement of HIPAA vary significantly depending on the failure and could include requiring corrective actions, resolution agreements, and/or imposing civil monetary or criminal penalties. HIPAA also authorizes HHS to conduct audits of HIPAA compliance and state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Litigation with those affected could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PHI. For example, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach Notification Rule, or HBNR, to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has taken several enforcement actions under HBNR this year and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, our operations may be subject to greater scrutiny by federal and state regulators, partners, and consumers with respect to our collection, use, and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

Further, various states, such as California and Massachusetts, have implemented privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI. In many cases, these laws are more restrictive than, and may not be preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity, and liability. We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. The CCPA originally went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. In November 2020, California voters passed the CPRA, which went into effect on January 1, 2023, and which further expanded the CCPA with additional data privacy compliance requirements that may impact our business, and established a regulatory agency dedicated to enforcing the CCPA. It remains unclear how various provisions of the CCPA (as amended by CPRA and its implementing regulations) will be interpreted and enforced. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or VCDPA, a comprehensive privacy statute that shares similarities with the CCPA and legislation proposed or enacted in other states. Additional states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, and Utah have since passed or are considering passing comprehensive state privacy laws. In addition, laws such as the Illinois Biometric Information Privacy Act, which regulates the Processing of biometric information, provide for a private right of action and substantial penalties and statutory damages for violations that have generated significant class-action litigation and settlements. Such laws and regulations require us to continuously review our data Processing practices and policies, may cause us to incur substantial costs with respect to compliance, and could require us to adapt our products and solutions, which may reduce their utility to our customers.

Similar laws have been proposed in other states and at the federal level and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Such changes may also require us to modify our products and features, and may limit our ability to make use of the data that we collect, may require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.

Additionally, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees, or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability, or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

Further, in Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and similar provincial laws may impose obligations with respect to processing personal information. PIPEDA requires companies to obtain an individual’s consent when collecting, using, or disclosing that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent.

Additionally, we make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our services compromise the privacy of patients and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential patients from our services and have a material adverse effect on our business.

Complying with these various laws, rules, regulations, and standards, and with any new laws or regulations changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the CCPA and other similar U.S. state laws and regulations. However, in the future we may be unable to make such changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of data privacy laws and regulations, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, or otherwise have a material adverse effect on our business and operations. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards, and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with patients, harm our reputation, and have a material adverse effect on our business.

We face and are currently subject to reviews, audits, and investigations under our licenses and/or contracts with federal and state government agencies and other payors, and these reviews, audits, and investigations could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs, and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, the TPE program, and the UPIC program, in which CMS engages third-party firms to conduct extensive pre and post-payment reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program.

In addition, each of our facilities and agencies must comply with required conditions of participation in the Medicare program. If we fail to meet the conditions of participation at a facility, we may receive a notice of deficiency from the applicable state surveyor. If that facility then fails to institute an acceptable plan of correction to remediate the deficiency within the correction period provided by the state surveyor, that care center could be terminated from the Medicare program or subjected to alternative sanctions. CMS may impose temporary management, direct a plan of correction, direct training, or impose payment suspensions and civil monetary penalties, in each case, upon providers who fail to comply with the conditions of participation. Termination of one or more of our facilities from the Medicare program for failure to satisfy the program’s conditions of participation, or the imposition of alternative sanctions, could disrupt operations, require significant attention by management, or have a material adverse effect on our reputation, business, financial condition, and results of operations.

In addition, we, like other healthcare providers, are subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General, the United States Department of Justice, or DOJ, and State Attorneys General into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation and conditions of payment in the Medicare and Medicaid programs. For example, a business we operate as Embrace Hospice is subject to an ongoing investigation, including by the DOJ and the DEA, of potential violations of the False Claims Act, Controlled Substances Act, and other laws, including allegations relating to hospice services that were not reasonable and medically necessary. While we believe our practices are compliant, the investigation continues to evolve and could become extensive and result in the government pursuing civil or criminal legal claims against us that may result in substantial liabilities. Private payors such as third-party insurance and managed care entities also often reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend any such reviews, audits, and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors, and, depending on the findings, the resolution of these audits and investigations could require payment of significant recoupments and other monetary penalties. For example, we have been, and may continue to be, subject to audits and recoupments related to the adequacy of clinical documentation supporting claims submitted to the Medicare and Medicaid programs or other third-party payors. Although we provide education and training to the members of our workforce regarding improvements to clinical documentation and we are working with our vendors regarding system improvements, such measures may not be effective or implemented within the desired timeframes or at all, and we may be subject to additional audits in the future. Further, an adverse review, audit, or investigation could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties, and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third-party payor networks; (3) indemnity claims asserted by patients and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial condition, and results of operations.

Quality reporting requirements may negatively impact Medicare reimbursement.

We are subject to certain reporting requirements, and if we fail to comply with those requirements, our future Medicare reimbursement could be impacted. In particular, the ACA directed the Secretary of HHS to establish quality reporting requirements for hospice programs. Failure to submit required quality data will result in a 2% reduction to the market basket percentage increase for that year. This quality reporting program is currently “pay-for-reporting,” meaning it is the act of submitting data that determines compliance with program requirements. Similarly, in the Calendar Year 2015 Home Health Final Rule, CMS proposed to establish a new “Pay-for-Reporting Performance Requirement” with which provider compliance with quality reporting program requirements can be measured. Home health agencies that do not submit quality measure data to CMS are subject to a 2% reduction in their annual home health payment update percentage. Currently, home health agencies are required to report prescribed quality assessment data for a minimum of 90% of all patients. The Improving Medicare Post-Acute Care Transformation Act of 2014, or the IMPACT Act, requires the submission of standardized data by home health agencies and other providers. Specifically, the IMPACT Act requires, among other significant activities, the reporting of standardized patient assessment data with regard to quality measures, resource use, and other measures. Failure to report data as required will subject providers to a 2% reduction in market basket prices then in effect.

There can be no assurance that we will continue to meet quality reporting requirements in the future which may result in us seeing a reduction in its Medicare reimbursements. We could also incur meaningful additional expenses in an effort to comply with additional and changing quality reporting requirements.

Risks Related to Our Indebtedness

Our high level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments and reduces the funds that would otherwise be available for other general corporate purposes and other business opportunities, which could adversely affect our operating performance, growth, profitability and financial condition, which in turn could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.

As of December 31, 2023, we had approximately $2,909.3 million outstanding under the First Lien Term Loan Facility and approximately $450.0 million outstanding under the Second Lien Facility. As of December 31, 2023, we had $50.7 million outstanding under the Revolving Credit Facility, with an available borrowing capacity under the Revolving Credit Facility of approximately $417.7 million (after giving effect to $6.6 million of letters of credit in excess of the letters of credit outstanding under the LC Facility), and $54.3 million of letters of credit outstanding under the LC Facility. On February 21, 2024, we used a portion of the net proceeds received from the IPO and the concurrent public offering by the Company of the 6.75% Tangible Equity Units ("Units") to repay $343.3 million of the borrowings under the First Lien Term Loan Facility, and established a new Tranche B-4 Term Loan to refinance the remaining $2,566.0 million of First Lien Term Loan Facility borrowings. We also used a portion of the IPO and concurrent offering proceeds to repay all borrowings under the Second Lien Facility. See Note 5 "Debt and Derivatives" within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Our overall level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments. The First Lien Term Loan Facility requires quarterly principal and periodic cash interest payments through February 21, 2031 and the Second Lien Facility requires periodic cash interest payments through March 5, 2027. The Revolving Credit Facility requires periodic cash interest payments on outstanding amounts through the earliest of (i) June 30, 2028, (ii) if greater than $500.0 million in aggregate principal amount of term loans under the First Lien Term Loan Facility are outstanding on December 4, 2025, December 4, 2025 and (iii) if any term loans under the Second Lien Facility are outstanding on December 4, 2026, December 4, 2026.

Our substantial indebtedness reduces the funds that would otherwise be available for operations, future business opportunities, and payments of our debt obligations and limits our ability to:

•
obtain additional financing, if necessary, for working capital and operations, or such financing may not be available on favorable terms;

•
make needed capital expenditures;
•
make strategic acquisitions or investments or enter into joint ventures;
•
react to changes or withstand a future downturn in our business, our industries or the economy in general;
•
meet budget targets and forecasts of future results;
•
engage in business activities, including future opportunities that may be in our interest; and
•
react to competitive pressures or compete with competitors with less debt.

These limitations could adversely affect our operating performance, growth, profitability, and financial condition, which would make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.

Our ability to make scheduled payments on our debt obligations also depends on our financial condition, results of operations, and capital resources, which are subject to, among other things: the business, financial, economic, industry, competitive, regulatory, and other factors discussed in these risk factors, and on other factors, some of which are beyond our control, including: the level of capital expenditures we make, including those for acquisitions, if any; our debt service requirements; fluctuations in our working capital needs; our ability to borrow funds and access capital markets; and restrictions on debt service payments and our ability to make working capital borrowings for debt service payments contained in our debt instruments.

If we are unable to generate sufficient cash flow to permit us to make scheduled service payments on our debt, then we will be in default and holders of that debt and potentially certain of our other debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, upon the occurrence and continuance of an event of a default, the lenders under the Revolving Credit Facility could terminate their further commitments to loan money and our secured lenders under the First Lien Facilities and the Second Lien Facility could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Despite our high level of indebtedness, we may still be able to incur substantially more debt, which could further increase the risks to our financial condition described above.

Despite our high level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations, and general and commercial liabilities. Although the credit agreements governing the First Lien Facilities and the Second Lien Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the Revolving Credit Facility. As of December 31, 2023, we had $50.7 million outstanding under the Revolving Credit Facility, with an available borrowing capacity under the Revolving Credit Facility of approximately $417.7 million (after giving effect to $6.6 million of letters of credit in excess of the letters of credit outstanding under the LC Facility), and $54.3 million of letters of credit outstanding under the LC Facility.

We may be able to increase the commitments under the Revolving Credit Facility by up to $370.0 million, plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. We may also be able to increase the capacity under the First Lien Term Loan Facility and the Second Lien Facility by up to $370.0 million, collectively, plus an additional amount, subject to certain conditions, which borrowings would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

If we are unable to generate sufficient cash to service all of our indebtedness, we may be forced to take other actions to fund the satisfaction of our obligations under our indebtedness, which may not be successful.

If our cash flow is insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, the credit agreements governing the First Lien Facilities and the Second Lien Facility restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Thus, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot generate sufficient cash flow to permit us to make scheduled payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the Revolving Credit Facility could terminate their further commitments to loan money and our secured lenders under the First Lien Facilities and the Second Lien Facility could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of our outstanding indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreements governing the First Lien Facilities and the Second Lien Facility contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

•
incur additional indebtedness and guarantee indebtedness;
•
pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•
prepay, redeem, or repurchase certain debt;
•
make loans, investments, and other restricted payments;
•
sell or otherwise dispose of assets;
•
incur liens;
•
enter into transactions with affiliates;
•
alter the businesses we conduct;
•
enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•
consolidate, merge, or sell all or substantially all of our assets.

Additionally, at certain times, the Revolving Credit Facility requires maintenance of a certain minimum fixed charge coverage ratio. Our ability to comply with the covenants and restrictions contained in our credit agreements may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired.

A breach of the covenants under one of these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could have a material adverse effect on our business, results of operations, and financial condition. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt principal and/or related interest payments and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, an event of default under the credit agreements governing the First Lien Facilities and the Second Lien Facility would permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the First Lien Facilities and the Second Lien Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. In addition, the phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

Borrowings under the First Lien Facilities and the Second Lien Facility are at variable rates of interest and expose us to interest rate risk. As of December 31, 2023, while $2.0 billion notional amount of our outstanding debt was fixed through interest swap agreements, the other $1.4 billion of our outstanding debt remained subject to variable rates of interest and the related risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

The U.S. Federal Reserve Board has significantly increased the federal funds rate in 2022 and 2023 and may continue to make further rate increases in the short-term to combat inflation in the United States, which has increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

On June 30, 2023, we entered into amendments to our First Lien Facilities and the Second Lien Facility, and as part of those amendments we transitioned from the use of London Interbank Offered Rate, or LIBOR, to Secured Overnight Financing Rate, or SOFR. There is no guarantee that the transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and may have an adverse effect on our business, financial condition, and results of operations.

Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. The future performance of SOFR cannot be predicted based on historical performance and the future level of SOFR may have little or no relation to historical levels of SOFR. Moreover, SOFR is calculated differently from LIBOR and has inherent differences, including SOFR’s limited historical data, and that LIBOR is an unsecured lending rate while SOFR is a secured lending rate could give rise to uncertainties and volatility in the benchmark rates. In addition, the overall financial market may be disrupted as a result of the replacement of LIBOR, which in turn could adversely impact our liquidity and results of operations.

If the financial institutions that are lenders under the Revolving Credit Facility fail to extend credit under the facility or reduce the borrowing base, our liquidity and results of operations may be adversely affected.

One of our sources of liquidity is the Revolving Credit Facility. Each financial institution that is a lender under the Revolving Credit Facility is responsible on a several but not joint basis for providing a portion of the loans to be made under the facility. If any participant or group of participants with a significant portion of the commitments under the Revolving Credit Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected.

In addition, the lenders under the Revolving Credit Facility may reduce the borrowing base under the facility in certain circumstances, which could adversely impact our liquidity and results of operations.

Our high level of indebtedness may hinder our ability to negotiate favorable terms with our suppliers, which could negatively impact our operating performance and, thus, could make it more difficult for us to generate cash flow sufficient to satisfy all of our obligations under our indebtedness.

Our high level of indebtedness may adversely affect our credit profile or rating, which may adversely affect our ability to negotiate favorable trade terms from our current or future suppliers, including pricing, payment, delivery, inventory, transportation, defective and marketing allowances, and other terms, and may increase our need to support merchandise purchases with letters of credit. We may also be unable to negotiate favorable trade terms for our current or future service and non-merchandise vendors, including vendors that assist us in critical aspects of the business such as transportation and logistics, supplies, professional services, insurance and risk management, procurement, marketing and advertising, online operations, and information technology. This could negatively impact the profitability of our business and our ability to effectively compete against competitors. Thus, our high level of indebtedness could adversely affect the profitability of our business, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.

General Risk Factors

We are a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of other companies that are subject to such requirements.

KKR Stockholder and Walgreen Stockholder collectively beneficially own approximately 67.9% of the voting power of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:

•
a majority of our board of directors consist of “independent directors” as defined under the rules of Nasdaq;
•
our director nominees be selected, or recommended for our board of directors’ selection, by a nominating/governance committee comprised solely of independent directors; and
•
the compensation of our executive officers be determined, or recommended to our board of directors for determination, by a compensation committee comprised solely of independent directors.

We currently utilize these exemptions. As a result, (i) we do not have a majority of independent directors, (ii) our compensation committee does not consist entirely of independent directors, and (iii) director nominations are not made, or recommended to the full board of directors, by our independent directors or by a nominating and governance committee that is comprised entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. These exemptions do not modify the independence requirements for our audit committee, and we expect to satisfy the member independence requirement for the audit committee prior to the end of the transition period provided under Nasdaq’s listing standards and SEC rules and regulations for companies completing their initial public offering.

We incur additional costs associated with the requirements as a result of being a public company, and our management is required to devote substantial time to compliance adding complexity to running our business.

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, insurance, and other expenses that we did not incur as a private company, including costs associated with public company governance and reporting requirements and costs of recruiting and retaining non-executive directors. We also incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC and costs in connection with continued listing on Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our efforts to comply with these rules and regulations increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock and the Units, fines, sanctions and other regulatory action, and potentially civil litigation.

Failure to comply with requirements to design, implement, and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we take may not be sufficient to satisfy our obligations as a public company and if we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our results of operations. In addition, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, beginning with our Annual Report on Form 10-K for the year ended December 31, 2024, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by us or our independent registered public accounting firm in connection with the issuance of their attestation report.

Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to Nasdaq listing requirements.

We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.

Our stock price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. You may not be able to resell your shares at or above the price you paid due to a number of factors such as those listed in “—Risks Related to Our Business” and the following:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of our competitors;
•
changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
changes in economic conditions for companies in our industries;
•
changes in market valuations of, or earnings and other announcements by, companies in our industries;
•
declines in the market prices of stocks generally, particularly those of companies in our industries;
•
additions or departures of key management personnel;
•
strategic actions by us or our competitors;
•
announcements by us or our competitors of significant contracts, price reductions, new services, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments;
•
changes in our market share;
•
changes in general economic or market conditions or trends in our industries or the economy as a whole;
•
changes in business or regulatory conditions;
•
future sales of our common stock or other securities;
•
investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;
•
changes in the way we are perceived in the marketplace, including due to negative publicity or campaigns on social media to boycott certain of our services, our business or our industries;
•
the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•
changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•
announcements relating to litigation or governmental investigations;
•
guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•
the development and sustainability of an active trading market for our common stock;
•
changes in accounting principles; and
•
other events or factors, including those resulting from informational technology system failures and disruptions, epidemics, pandemics, natural disasters, war, acts of terrorism, civil unrest, or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation against various issuers. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation, which may adversely affect the market price of our common stock.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

We have approximately 1.3 billion shares of common stock authorized but unissued. Our second amended and restated certificate of incorporation authorizes us to issue these shares of common stock, options, and other equity awards relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock, if any.

We have 8,000,000 Units outstanding, and each purchase contract that is a component of a Unit will settle automatically on the mandatory settlement date into between 3.2733 and 3.8461 shares of our common stock, subject to certain anti-dilution adjustments, which may result in dilution to investors.

We have reserved, or will reserve in the future, shares for issuance under our 2017 Stock Plan and our 2024 Incentive Plan. Any common stock that we issue, including under our 2017 Stock Plan, our 2024 Incentive Plan, including the issuance of the New Equity Awards, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our then-current investors. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to investors.

The Units may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by the Units. For example, the market price of our common stock could become more volatile and could be depressed by:

•
investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon settlement of the purchase contracts that are a component of the Units;
•
possible sales of our common stock by investors who view the Units as a more attractive means of equity participation in us than owning shares of our common stock; and
•
hedging or arbitrage trading activity that may develop involving the Units and our common stock.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreements and other indebtedness we may incur, and such other factors as our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.

BrightSpring Health Services, Inc. depends on its subsidiaries for cash to fund its operations and expenses, including future dividend payments, if any, and to meet its debt obligations.

Our operations are conducted through our subsidiaries and our ability to generate cash to meet our debt service obligations (including the amortizing notes that are components of the Units) or to make future dividend payments, if any, is highly dependent on the earnings of, and the receipt of funds from, our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the agreements governing our indebtedness may restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Future sales or issuances, or the perception of future sales or issuances, by us or our existing stockholders, or the settlement of the purchase contracts, could cause the market price for our common stock to decline.

The sale or issuance of substantial amounts of shares of our common stock or other securities convertible or exchangeable into shares of our common stock in the public market, or the settlement of the purchase contracts that are a component of the Units, or the perception that such sales or issuances could occur, including sales by our existing stockholders, could harm the prevailing market price of shares of our common stock. These sales or issuances, or the possibility that these sales or issuances may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industries, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if our operating results do not meet their expectations, the price of our stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•
a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;
•
the ability of our board of directors to issue one or more series of preferred stock;
•
advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
certain limitations on convening special stockholder meetings;
•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if KKR Stockholder, Walgreen Stockholder and their respective affiliates cease to beneficially own, in the aggregate, at least 40% of shares of common stock entitled to vote generally in the election of directors; and
•
that certain provisions may be amended only by the affirmative vote of at least 662/3% of shares of common stock entitled to vote generally in the election of directors if KKR Stockholder, Walgreen Stockholder and their respective affiliates cease to beneficially own, in the aggregate, at least 40% of shares of common stock entitled to vote generally in the election of directors.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our second amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 250,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations, and the provisions of our second amended and restated certificate of incorporation, as shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences, and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our second amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) will be the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts will be the exclusive forum for Securities Act and Exchange Act claims, which could limit our stockholders’ ability to bring a suit in a different judicial forum than they may otherwise choose for disputes with us or our directors, officers, team members or stockholders.

Our second amended and restated certificate of incorporation provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee or stockholder of our Company to the Company or our stockholders, creditors, or other constituents, (iii) action asserting a claim against the Company or any current or former director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our second amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine. Our second amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act and the Securities Exchange Act of 1934, as amended, or the Exchange Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and accordingly, we cannot be certain that a court would enforce such provision.

Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have notice of and consented to the forum provisions in our second amended and restated certificate of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other team members, or stockholders. There is also a risk that the exclusive forum provisions may result in increased costs for a stockholder to bring a claim. Alternatively, if a court were to find the choice of forum provision contained in our second amended restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

If tax laws change or we experience adverse outcomes resulting from examination of our tax returns or disagreements with taxing authorities, it could adversely affect our business, financial condition, and results of operations.

We are subject to federal, state, and local tax laws and regulations in the United States. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the Tax Cuts and Jobs Act of Public Law No. 115-97, or the TCJA, and the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. In addition, in August 2022, the IRA was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases, subject to certain exceptions. The United States is also actively considering changes to existing U.S. tax laws that, if enacted, could increase our tax obligations or require us to change the manner in which we operate our business.

In addition, we are subject to the examination of our income and other tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws, or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats, which include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or patients, and violation of data privacy or security laws. We incorporate cybersecurity practices into our Enterprise Risk Management (ERM) approach, which is subject to oversight by our

Board of Directors. Our cybersecurity policies and practices are aligned with relevant industry standards and are designed to detect, prevent, contain, and respond to cybersecurity threats and incidents in a prompt and effective manner.

Our cybersecurity risk management program is informed by prevailing security standards and is designed to provide a framework for evaluating and responding to cybersecurity risks. This includes processes for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, implementing cybersecurity countermeasures and mitigation strategies, and informing and updating management and, as needed, the Audit Committee and our Board of Directors of cybersecurity incidents that may pose a significant risk for the business. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational and business impact, and reviewed for privacy impact.

We deploy technical safeguards that are designed to protect our information systems, products, operations and sensitive information from cybersecurity threats. These include firewalls, intrusion prevention and detection systems, disaster recovery capabilities, malware and ransomware prevention, access controls, and data protection. We provide periodic training for all personnel regarding cybersecurity threats, with such training appropriate to the roles, responsibilities and access of the relevant Company personnel. Our policies require all workers to report any real or suspected cybersecurity events.

Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage third-party experts, including cybersecurity consultants, to evaluate and support our risk management systems. We also rely on software support from third-party vendors to assist with evaluating, monitoring, and testing our information technology systems. These relationships enable us to leverage specialized knowledge and insights, to help ensure our cybersecurity strategies and processes remain effective. Our collaboration with these third parties includes regular audits, routine system monitoring, threat assessments, and consultation on potential security enhancements. We require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, as well as a description of an event that occurred in March 2023, see “Risk Factors—Risks Related to Our Business—Security breaches, loss of data, and other disruptions could compromise sensitive business or patient information, cause a loss of confidential patient data, employee data, personal information, or prevent access to critical information, and expose us to liability, litigation, and federal and state governmental inquiries and damage our reputation and brand.”

Governance

Our Board of Directors has overall oversight responsibility for our risk management, and delegates information security and related risk management oversight to the Audit Committee. The Audit Committee receives regular briefings on cybersecurity risks and risk management practices, including, for example, recent developments in the external cybersecurity threat landscape, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends, as well as how management is addressing or mitigating those risks. The Audit Committee may also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same. The Audit Committee periodically discusses our approach to cybersecurity risk management with our Chief Digital & Technology Officer (CDTO).

Our CDTO is a member of our executive management team who is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. Our CDTO has over twenty years of extensive experience in information technology and security, and works in coordination with other members of the management team, including, among others, the Chief Financial Officer, the Chief Compliance Officer and the Chief Legal Officer and their designees. We believe our business leaders have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.

Our CDTO, along with leaders from our privacy and corporate compliance functions, collaborate to implement a program designed to manage our exposure to cybersecurity risks and to promptly respond to cybersecurity incidents. Prompt response to incidents is delivered by multi-disciplinary teams in accordance with our incident response plan. Through ongoing communications with these teams during incidents, the CDTO monitors the triage, mitigation and remediation of cybersecurity incidents, and reports such incidents to executive management, the Audit Committee and other colleagues in accordance with our cybersecurity policies and procedures, as is appropriate.

Item 2. Properties.

Our principal executive offices are located in Louisville, Kentucky, where we lease approximately 100,000 square feet. We also own 68 properties and lease 2,100 properties, with an additional 200 service sites, in the United States and lease one property in Canada. Of the leased properties, approximately 90% are provider service properties and 10% are pharmacy locations. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3. Legal Proceedings.

Legal Proceedings

From time to time, we are involved in various legal and/or administrative proceedings and subject to claims that arise in the ordinary course of business. We do not believe the ultimate liability, if any, for outstanding proceedings or claims, individually or in the aggregate, in excess of amounts already provided in our consolidated financial statements, will have a material adverse effect on our business, financial condition or results of operations. It is reasonably possible that an adverse determination might have an impact on a particular period. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On March 4, 2011, Relator Marc Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey, or the District Court, against PharMerica, seeking relief, with respect to alleged violations of the federal False Claims Act and state false claims acts, including three times the amount of damages to the federal government plus civil penalties and no less than a certain amount for each alleged false claim, as well as any other recoveries or relief provided for by the federal False Claims Act; damages, fines, penalties, and other recoveries or relief permitted under state false claims acts; and other forms of relief, including attorneys’ fees. The complaint alleged that, in violation of the Anti-Kickback Statute and the False Claims Act, PharMerica offered below-cost or below-fair-market-value prices on drugs in exchange for so-called preferred or exclusive provider status that would allow PharMerica to dispense drugs to patients for which PharMerica could bill federal healthcare program payers. The U.S. Government and state governments declined to intervene in the case.

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, we agreed to settle the matter without admitting liability. The settlement agreement is subject to the approval of the United States Department of Justice and the District Court, which we anticipate will occur during fiscal 2024. The estimated financial impact of the settlement is $115.0 million, which we accrued in 2023. We expect the principal portion of the settlement to be paid during fiscal 2024 and the remainder in fiscal 2025, in each case using available borrowing capacity under our Revolving Credit Facility, which will have the effect of reducing amounts otherwise available to be drawn thereunder and increasing our net debt. Although we expect the settlement agreement to be approved, until such approval is received and the amount of the Relator’s attorney fees is determined, the financial impact of this litigation is an estimate only and not final.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

BrightSpring’s common stock and 6.75% Tangible Equity Units began trading on the Nasdaq Global Select Market, (Nasdaq), under the ticker symbol "BTSG" and "BTSGU", respectively, on January 26, 2024. Prior to that date, there was no public market for our common stock or 6.75% Tangible Equity Units.

Stockholders

As of March 1, 2024, there were approximately 57 holders of our common stock. The actual number of stockholders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, including restrictions under our credit agreements, our indenture governing the Notes and other indebtedness we may incur, and such other factors as our board of directors may deem relevant.

Recent Sales of Unregistered Securities

The following sets forth information regarding securities granted or issued in the year ended December 31, 2023 which were not registered under the Securities Act.

For the year ended December 31, 2023, we granted stock options to certain employees, in connection with services provided by such employees or the hiring/promotion of such employees, to purchase an aggregate of 1,114,883 shares of common stock of the Company.

For the year ended December 31, 2023, options to purchase 77,869 shares of common stock of the Company were exercised, and options to purchase 1,220,988 shares of common stock of the Company had expired or been forfeited and/or cancelled.

The issuances of stock options and the shares of common stock issuable upon the exercise of the options described in this Item 5 were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

Not applicable.

Use of Proceeds from Initial Public Offering and Concurrent Offering of Units

On January 30, 2024, we completed our IPO, in which we issued and sold 53,333,334 shares of our common stock at a public offering price of $13.00 per share. In addition, the Company concurrently issued 8,000,000 Units for a purchase price of $50.00 per unit. All of the shares issued and sold in our IPO and the concurrent offering of Units were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-276348), as amended, which was declared effective by the SEC on January 25, 2024, and registered 61,333,334 shares of common stock and 9,200,000 Units. The aggregate offering price of the common stock and Units registered and sold under the registration statement was approximately $693.3 million and $400.0 million, respectively. The Company received net proceeds of $657.5 million and $388.9 million for the common stock and Units, respectively, after deducting underwriting discounts and other fees of $31.2 million and $11 million for the common stock and Units, respectively. Goldman Sachs & Co. LLC acted as representatives of the underwriters in the offering. The underwriters did not exercise their (i) 30-day option to purchase up to an additional 8,000,000 shares of common stock and (ii) 13-day option to purchase up to an additional 1,200,000 Units, in each case to cover over-allotments, if any.

We used the proceeds received from the IPO and concurrent offering of Units (i) to repay all indebtedness outstanding under the Second Lien Facility, (ii) to repay all indebtedness outstanding under the Revolving Credit Facility, (iii) to repay $343.3 million outstanding aggregate amount under the First Lien Facility, and (iv) to pay certain expenses in the offering. We intend to use the remaining proceeds for general corporate purposes. Additionally, we will pay $22.7 million of termination fees in connection with the termination of our monitoring agreement with our controlling stockholders, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (together with KKR, the “Managers”) (the "Monitoring Agreement").

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in “Risk Factors.” Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.”

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 400,000 patients daily through our approximately 10,000 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

Our model focuses on delivering high-touch and coordinated services to medically complex clients and patients, which is a large, growing, and underserved population in the U.S. healthcare system. These high-need and high-cost Senior and Specialty patients comprise a market of over $1.0 trillion across our business. The chronic conditions and long-term health needs of these patients not only represent an outsized share of health care spend today, according to RAND, but we believe that they are expected to also drive a disproportionate share of future expenditures. Americans with five or more chronic conditions make up over 10% of the population and account for 40% of total health care spending, on average spending 10 times more on health services than those without chronic conditions. These patients most often require both pharmacy and provider services to achieve the best outcomes, but must often navigate disjointed and separately-administered health services. This can result in uncoordinated care delivery with adverse medical consequences, as compared to receiving timely, proximal, and complete care support in the home and community that improves health and reduces cost.

We have built a significant presence and capability in delivering complementary and high-touch daily healthcare services and programs to complex patients in their homes and in communities in order to address their multiple health needs and requirements more completely. In pharmacy, we leverage our national infrastructure to provide daily medication therapy management to various customer and patient types wherever they reside in the community, including home and in-clinic infusion patients, oncology and other specialty patients in their homes, residents of independent and senior living communities, people receiving hospice care, neuro and Behavioral clients’ and patients’ homes, residents of skilled nursing and rehabilitation facilities, hospital patients, and the homes of Seniors who are on a significant number of medications. Within provider services, we address the clinical and supportive care needs of Senior and Specialty populations, including neuro and Behavioral patients, primarily in their homes, as well as some clinic and community settings. Our clinical services consist of home health and hospice and rehab therapy, and our supportive care services address activities of daily living and social determinants of health as well. We also provide home-based primary care for patients in senior living communities, long-term care, and individual homes to directly manage and optimize patient outcomes and to enable value-based care. By providing these complementary and necessary services for complex patients, our care model is designed to address multiple patient needs and better integrate health services delivery to improve quality and patient experiences, while reducing overall costs.

2023 Overview and Key Highlights

•
A leading, diversified, independent provider of home and community-based healthcare services in the United States
•
Scaled national platform with a presence in all 50 states, a quality and compliance focus, longer-term customer relationships, a successful M&A track record, and an experienced management team
•
Complementary pharmacy and provider services that more completely address the multiple needs of complex Senior and Specialty patients across their various settings and over time
•
Focus on clinical and operational excellence and coordinated front-line healthcare services to deliver improved outcomes in lower-cost settings with high levels of satisfaction among stakeholders
•
Compelling and proven value proposition for all constituents, including our clients, patients and their respective families, customers, partners, payors, employees, and investors
•
Over $1.0 trillion combined market opportunity with numerous positive industry trends and drivers
•
Growth opportunities available through organic expansion in core pharmacy and provider businesses, our ability to leverage complementary and care management services for integrated care synergies and value-based care payment models, and through strategic acquisitions
•
In 2023, grew revenue by $1.1 billion, or 14.3%, to $8.8 billion
•
In 2023, Pharmacy Solutions segment revenue grew by $1.3 billion, or 23.9%, to $6.5 billion
•
In 2023, Provider Services segment revenue grew by $122.2 million, or 5.6%, to $2.3 billion
•
In 2023, net loss increased by $102.6 million to $156.8 million
•
In 2023, increased Adjusted EBITDA(1) by $15.3 million, or 2.9%, to $537.8 million
•
In 2023, Pharmacy Solutions Segment EBITDA grew by $26.5 million, or 7.7%, to $371.0 million
•
In 2023, Provider Services Segment EBITDA grew by $18.0 million, or 6.2%, to $306.8 million
•
Overall, the comprehensive services that we provide at the scale we provide them create economies of scale, stability, and attractive near-term and long-term commercial opportunities that address societal needs

Our Service Offerings

We are one of the largest independent providers of home and community-based health services in the United States, delivering both pharmacy and provider services. We believe our high-quality and complementary health services offerings address significant and important patient and stakeholder needs. We enhance patient outcomes through the delivery and coordination of high-quality services that high-need, high-cost patients require. Our services are principally delivered in patient-preferred and lower-cost settings and often over longer periods of time, given the chronic nature of the patient conditions that we address. We believe our breadth of service capabilities and proven outcomes position us as a provider of choice for patients, families, referral sources, customers, and payors. We deliver services through two reportable segments: Pharmacy Solutions and Provider Services.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The following table summarizes the revenues generated by each of our segments for the most recent three years:

	For the Years Ended December 31,
($ in millions)	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$6,522.5	73.9%	$5,264.4	68.3%	$4,389.4	65.6%
Provider Services	2,303.7	26.1%	2,181.5	28.2%	1,962.7	29.2%
Other	—	0.0%	274.7	3.5%	346.0	5.2%
Consolidated	$8,826.2	100.0%	$7,720.6	100.0%	$6,698.1	100.0%

Pharmacy Solutions

We opportunistically provide pharmacy services when and where demanded and as required to customers and patients in their homes and communities, often in coordination with our provider services. The Company filled over 37 million prescriptions in 2023 from over 180 pharmacies across all 50 states, with services delivered to approximately 6,000 customer locations, more than 44,000 individual or group homes, and over 350,000 patients, all through over 4,900 unique customer and payor contracts. Our leading pharmacy support across customer and patient settings is achieved through a focus on medication availability and reliability, cost containment, customer staff and patient support programs, clinical and regulatory education and support, and leading customer service. Infusion and Specialty Pharmacy prescriptions and Home and Community Pharmacy prescriptions have grown at more than 20% and 8%, respectively, from December 2022 to December 2023. In addition, the pharmacy patient population grew from 2016 to 2023 with a CAGR of 30%. We have a unique opportunity to increasingly provide more pharmacy services in the future to provider patients and patients transitioning across settings of care. Almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, which we have the opportunity to further address.

Pharmacy services are a universal need and ongoing connection point across medically complex populations. Our pharmacy services delivered into homes and community settings for complex patients are extremely different as compared to retail pharmacy, with more challenging customer and patient needs and service requirements. The average Senior fills approximately 52 medication prescriptions per year, while our average pharmacy patient is usually prescribed approximately nine medications at a given time, or at least two times more than the average Senior. As a result, medication appropriateness, accuracy, and adherence are critical points of emphasis for promoting the overall long-term health and well-being of patients. Non-adherence causes approximately 40% of chronic disease treatment failures and 125,000 deaths per year in the United States. Further, non-adherence costs $100 billion annually, according to the JAMDA study. We deliver on our goals with 99.99% order accuracy and 98.20% order completeness.

There are numerous success factors that we believe are important for long-term sustainability in the pharmacy industry. First, large scale, which our pharmacy platform has and is characterized by, is of critical importance. We are able to leverage our large pharmacy scale in purchasing and all supplier contracting, in operating and fixed expenses, in payor contracting, in technology and systems, in sales and marketing and with brand reputation, in being able to address customer and growth opportunities in more markets, in driving synergies post acquisitions, and in leveraging best practices, for example, in operational, quality, and compliance oversight and human resources and people management. Second, the Company has historically targeted and served home and community pharmacy customers, patients, and channels as different from a retail strategy. We believe that these service settings and channels are more challenging to serve and present the opportunity for greater customization of offerings, differentiation, and value-add to customers. Third, and related to the customer types and channels that we serve in pharmacy, we most often provide our services through a local pharmacy and delivery model. Many of our customers require same day pharmacy service or in-person administration, and this geographical requirement can only be met through local, physical pharmacies. Fourth, many of our customers and patients have different and more significant clinical, educational, and reimbursement needs as compared to the general population’s retail medication profile, which must be addressed through particular expertise and high-touch customer and patient support vehicles and resources. Fifth, and also due to the different setting profile, heightened needs, and medication therapy profile of our patient base, there is an increased importance on service levels and quality measures in our specific pharmacy service types. Companies that outperform on service and quality in our pharmacy customer and patient channels have the opportunity to differentiate themselves in the market and with payors.

Infusion and Specialty Pharmacy

We provide infused, injectable, and oral medication services in the home and clinic focused on pharmaceutical therapies that require expert administration and high-touch clinical services to patients by our pharmacists, registered nursing staff, and patient support teams. Infusion therapy services are a specialty form of pharmaceuticals that involve the intravenous administration of higher-cost, specially-handled medications that treat a wide range of acute and chronic health conditions, including, for example, infections, auto-immune illnesses, oncology, multiple sclerosis, hemophilia, and nutritional deficiencies. Oral and injectable medication therapies for complex disease management treat oncology, neurology, dermatology, cardiology, immunology, inflammatory, rare and orphan, and other conditions. Within oncology, as one of the leading independent specialty pharmacies in the United States, our services encompass clinical coordination, patient education, protocol compliance, patient assistance with insurance access and outside funding, and timely delivery of medication. Our certified oncology pharmacists are available 24/7 to provide support for patients and caregivers while working in close coordination with their physicians.

Our customer service and quality metrics are in-line with, or better than, our peers, such as time-to-first-fill (3.7 day average turnaround time, which is significantly lower than the industry average of 9.7 day average turnaround time), overall MPR (97.3%, which is significantly higher than the generally accepted 80% threshold for compliance, which is also the threshold set forth in the Company’s Blue Cross Blue Shield guarantee), and infusion patient satisfaction scores (94.5%, which is in-line with the 95.6% national average). We offer value-add services including technology integrations and real-time analytics for both suppliers and payors. As a result of our unique capabilities in serving pharmaceutical manufacturers and biotech companies, we have exclusive or preferred relationships in specialty oncology drugs, as manufacturers select our pharmacy – exclusively or as part of a group of a few other pharmacies – to distribute and support their therapies in the market. We currently have 116 limited distribution oncology drugs in the market, with an additional 16 in the pipeline still to launch, including 5 exclusive and 11 ultra-narrow drugs with limited pharmacy access. In 2020, 2021, and 2022, as a testament to our leading quality and service, we achieved “world-class” NPS scores of over 90, which also triggered quality incentive payments. The Company receives incentive payments in connection with a payor contract, which includes incentive targets based on the Company’s NPS scores achieved from surveys performed directly by the payor. The Company did not receive any such incentive payments during the year ended December 31, 2020. During the years ended December 31, 2022 and 2023, the incentive payments were approximately $20 million and $30 million, respectively.

Home and Community Pharmacy

Our home and community-based pharmacy solutions ensure that medications are accessible and clinically supported for patients outside of retail pharmacies. The Company’s footprint of pharmacies covers all 50 states with a localized model that features “white-glove” and customized programs and allows for faster response times and a better customer and patient experience. We service customer locations typically multiple times a day and 24/7 as needed, within a radius of approximately 100 miles of a pharmacy location. Our services focus on achieving leading medication availability, cost containment, and clinical and regulatory education and support for our customers, and they are designed to provide a consistent, best in-class experience for customers accompanied by local concierge support. Centralized intake and order entry drives consistency across operations and markets. Our pharmacy services are all customized to specific settings and patients among the Senior and Specialty populations served, for example whether a patient receiving our medications is in a senior living community, a behavioral group home, or a hospice patient in their own home.

In addition to our very strong service delivery metrics, our pharmacy services and proprietary programs reduce drug costs to customers and patients, for example with a 99.9% generic efficiency rate (the percent of drugs dispensed as generic, when both brand and generic versions of a drug are available) and saving customers an average of $58 per therapeutic interchange. Our customers, supported by several thousand pharmacists, pharmacist consultants, and nurses, perform better than the national average, with our patients consistently outperforming non-patients on overall CMS quality measures. Moreover, we believe we have certain comparative strengths in this large and fragmented pharmacy market due to our large pharmacy scale – and associated drug purchasing capabilities and distribution reach – and robustness of proprietary and customized customer and patient support programs.

In 2021, we launched CCRx, which is a longitudinal medication therapy and risk management program for home health patients, attempting to solve one of the biggest challenges and opportunities in healthcare, which is the ongoing management of complex patients in their homes to reduce adverse health events and hospitalizations. CCRx includes patient and home assessments, initial and ongoing medication review and reconciliation, user-friendly adherence packaging, direct patient engagement, and education by pharmacists and clinicians. The program was built for patients discharged from skilled nursing and rehabilitation facilities or hospitals, and/or patients going onto home health. Studies have shown that all-cause hospitalizations are higher in patients with poor medication adherence and that medication management associated issues are a leading cause of emergency room visits and hospitalizations. CCRx has been shown to reduce hospitalizations, and, as such, is a key enabler in managing patients in value-based care constructs. For example, the JAMDA study found that home health recipients who are enrolled in CCRx experience a 73.1% lower hospitalization rate than home health recipients who are not enrolled in CCRx.

Provider Services

We deliver a variety of impactful and valuable provider services to high-need, chronic, and complex patients in home and community settings. These services consist of clinical and supportive care to over 34,000 Senior and Specialty populations today, with both census for Home Health Care services specifically, and rehab hours served, having grown approximately 10% from December 2022 to December 2023. While the clinical services that we provide have demonstrated attractive volume growth over the past several years, supportive care services have also demonstrated stability and growth due to the valuable nature of these services that address activities of daily living and social determinants of health. Many of our provider patients also receive their pharmacy services through the Company, which helps to optimize their pharmacy and medication care and needs, simplify their experience, and improve their satisfaction. We believe there is greater opportunity to provide integrated services to all of our patients in the future, as almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, and, vice versa, many of the patients we serve in pharmacy have multiple provider service needs, including, for example, home-based primary care, home health, and rehab. To this end, the Company has endeavored to build out home-based primary care over the last several years to coordinate patient services.

There are numerous success factors that we believe are important for long-term sustainability in our provider services markets. First, we are able to leverage our investments in human resources and people management initiatives and best practices across the enterprise, including in recruiting scale and centralization, onboarding and training, and career paths. Second, quality and patient satisfaction are critical, and we are able to provide increased quality and compliance and operational oversight across all locations through additional regional and enterprise resources and functions. Third, we drive strong sales and marketing best practices across geographies to drive strong referral and volume growth rates. Fourth, we are able to drive economies of scale in supplier and payor contracting, in technology and systems, and in government affairs and advocacy. Fifth, the ability to address market opportunities and geographic coverage through de novo locations and tuck-in acquisitions that benefit from synergies adds value, which we have demonstrated. Moreover, provider services scale is perhaps the most important determinant of sustainability for a provider services business, as it enables a company to be able to execute on the aforementioned success factors. Complementary scale in the pharmacy business is additive to provider services quality and growth, as our pharmacy business’ presence and footprint across geographies provide for a base of integrated care patient opportunities.

Home Health Care

We provide patient-centric, highly skilled, and compassionate clinical care to Seniors and others in their homes. For Seniors and other patients recovering from surgery or illness or living with chronic diseases, we provide clinical home health care in the home. These services help patients avoid unnecessary hospitalizations, speed up recovery time, and allow people to stay and feel secure in their own homes, which they prefer. Over $40 billion in annual U.S. health care spending is attributed to hospital readmissions, and home health care can reduce 365-day post-discharge costs by more than $6,000 per patient, each per the American Journal of Medicine. We also provide physical, emotional, and spiritual comfort and support primarily for Senior patients with terminal illnesses and their families through our hospice services. Our services have also been shown to help manage end-of-life healthcare spending. For example, Medicare spend in 2019 for patients that had received hospice care was estimated by NORC at the University of Chicago to be $3.5 billion less nationwide than if all such patients had not received hospice care. Like patients receiving home health care, our interdisciplinary hospice teams tailor individualized plans for patients and their families based on a comprehensive understanding of their needs. Our hospice patients require important daily pharmacy support, which we deliver through our pharmacy services. We have a 9.2 HCI score, calculated using data from CMS provider reports for each of our providers, and we believe that our nurse-to-patient visit frequency and staffing ratio is well above industry averages, as demonstrated by the fact that across our hospice services, our average total visits per patient is 22.0 visits per month as compared to the national average of 14.0 visits per month. Additionally, on average, nursing visits per patient per month was 10.5 as compared to the national average of 6.4 visits per patient per month, which monthly average was based on a MedPac report in 2022. Additionally, for Seniors and others who require supportive care and activities of daily living support that address social determinants of health, including dietary and nutrition management and cognitive and social engagement, among others, we offer these daily or weekly services. We estimate that the average cost per day of supportive home care services is 90% less than hospital care, and as Medicare spends an average of three times more on older adults with functional limitations, we also believe that supportive care services will continue to become a focus for payors to help improve outcomes and delay or prevent unnecessary facility placement.

We are continuing to build out specialized and different primary care capabilities through our home-based primary care medical home model and platform, which we view as central to the future of optimizing patient management, including patient experiences, outcomes, and cost. Many adverse health and/or medication events can be prevented through better understanding patients’ health and risk factors by managing and treating them in the environment where they reside with primary care. In doing so, home-based primary care is more patient-centered and incorporates patients’ specific objectives and goals. Home-based primary care pro-actively addresses gaps in care and triages health events in-place when possible, thus mitigating avoidable emergency room visits and hospitalizations. Home-based primary care coordinates care and resources for patients in pulling together previously disparate information and contact points into one place for more coordinated and informed patient care. Our primary care clinicians, including physicians we directly employ in certain states, optimize clinical and care decisions as they see and manage both Seniors and Behavioral (including I/DD) patients in senior living communities, in individual homes and in group homes, in skilled nursing and rehabilitation facilities, as well as through transitional care visits after patients leave hospitals or skilled nursing facilities. By engaging with patients more frequently and where they live, the Company’s home-based primary care can mitigate health issues before they escalate further and conduct many applicable treatments and procedures in a home or community setting. Our home-based primary care has delivered leading quality outcomes, including a hospital readmission rate 30% less than the national average and with acute, chronic, and complex patients served still able to spend 355 days per year at home, which is 6% more days than the Medicare average, based on the Health Days study. For I/DD patients, we have seen reductions in hospitalizations and readmissions of 44% and 84%, respectively, since beginning home-based primary care services.

In addition to many of our provider patients also receiving their pharmacy services from the Company, our patients often receive multiple in-home provider services from the Company to improve outcomes, including home-based primary care and home health or hospice and transitions from home health to hospice. In 2021, the Company implemented CCRx, which provides patients with a more coordinated experience and reduces risks through primary care expertise in the home soon after patient discharge and through optimized medication therapy management in an individual’s home. Within the last two years, the Company has built a Clinical (Nursing) Hub to be the contact and coordination point for patients, families, and their pharmacy and provider services. As more of our patients utilize the multiple needed services that they require and we provide, we pro-actively monitor patients and deploy triage tools through our Clinical (Nursing) Hub to address risks and optimize quality outcomes in real-time, particularly for higher risk patients. Within the Clinical (Nursing) Hub, we centralize on-call and tele-triage, perform high-risk patient monitoring and intervention, conduct “Aftercare” patient calls, and manage care coordination opportunities across the enterprise. We see significant potential for additional integrated care opportunities by leveraging our Home-Based Primary Care, CCRx, and Clinical (Nursing) Hub capabilities to support senior living communities, payors, our hospital partners and their patient discharges, and our skilled nursing and rehabilitation facility customers who alone discharge approximately 360,000 patients a year back into the community and their homes.

Community and Rehab Care

Our Community and Rehab Care services provide both client- and patient-centric clinical care and supportive care to Senior and Specialty clients and patients living with age-related acute or chronic conditions, living with life-long indications (including I/DD and autism), or recovering from a catastrophic neuro event (ABI/TBI or stroke) requiring intensive therapy. These services support individuals of all ages who need various forms of expert clinical care and therapy in addition to assistance with daily skill building and living. The majority of these clients and patients receive daily pharmacy support, delivered through our pharmacy business (with an 79% penetration rate), along with ongoing behavioral therapy consults and primary care medical care, which is increasingly being delivered through our home-based primary care practice.

We provide specialized, highly-skilled, and custom-designed rehabilitation services, including physical, speech and occupational therapy and ABA, for clients and patients of all ages with a range of injuries and conditions, including brain and spinal cord injuries, stroke, pediatric neuro conditions, and autism. Our services make a dramatic impact on the trajectory of a patient’s independence, skills, and life and significantly lower longer-term costs. Rehab patients see profound improvements in their conditions, with the Company’s outpatient rehab services receiving a 98% patient satisfaction score and approximately 99% of patients who would recommend our services. We also offer a variety of programs for individuals with I/DD through our community living services, including group homes, supported living and family living models (host homes), behavioral therapy, vocational therapy, and case management. Our programs are principally administered in individuals’ homes and are predominantly based on individual support and clinical care plans designed to encourage greater independence and manage medical conditions, as the majority of I/DD individuals have multiple chronic conditions and require eight or more medications.

Locations of Operations

We are headquartered in Louisville, Kentucky with operations in all 50 states, Puerto Rico, and Canada. We deliver a higher proportion of services in select regions with favorable demographics and regulatory environments.

We serve patients from and across approximately 10,300 offices, customer locations and group homes, as well as serving approximately 250,000 patients in their own homes, every day with co-location of our pharmacy and provider services in 40 states.

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. No payor represents more than 40% of our revenue in the aggregate for the years ended December 31, 2023, 2022 and 2021. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 14% of total Company revenue for the year ended December 31, 2023. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

	For the Years Ended December 31,
($ in millions)	2023		2022		2021
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Medicare D	$3,365.9	38.1%	$2,713.3	35.1%	$2,259.0	33.7%
Medicaid	1,993.2	22.6%	1,806.6	23.4%	1,634.1	24.4%
Commercial Insurance	1,856.6	21.0%	1,487.9	19.3%	1,215.7	18.2%
Medicare A	1,021.9	11.6%	946.8	12.3%	813.2	12.2%
Private & Other	501.4	5.7%	447.6	5.8%	399.6	5.9%
Medicare B	87.2	1.0%	45.0	0.6%	30.5	0.4%
Department of Labor	—	0.0%	273.4	3.5%	346.0	5.2%
	$8,826.2	100.0%	$7,720.6	100.0%	$6,698.1	100.0%

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 49%, 54% and 56% of total Company revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. Our high-need Senior and Specialty patients depend on closely and expertly managed daily medication regimens that are supported by pharmacist and nurse consultants and available in a timely and 24/7 manner. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. Each of the end markets that these home and community-based pharmacy services supply and support are growing at attractive rates, and the lack of appropriate pharmacy medication management and resulting non-adherence among complex and polypharmacy patients in homes are significant contributors to ER visits, hospitalizations and increased costs.

We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by 13% and 10%, respectively, over the past year. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share. Our growth in serving numerous patient types has been well into the double digits, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients. Also, due to the strength of our quality and customer and patient support and relationships with pharmaceutical drug manufacturers, from 2020 to 2023 the unique number of exclusive or limited distribution drugs we dispense has increased by 26%, and the annual revenue impact from these drugs and relationships has increased by nearly 128%.

Continued Growth of our Provider Services Patient Populations

We focus on delivering high-touch and coordinated services to medically complex Senior and Specialty patients in the home and community-based settings where they live. As the baby boomer population ages, Seniors, who comprise a significant majority of our patients, will represent a higher percentage of the overall population. The U.S. Census Bureau projects that the U.S. population aged 65 and over will grow substantially from 15% of the population in 2016 to 21% of the population by 2030, and the population size of people over age 85 is expected to double by 2040, according to the Administration for Community Living. Given the proven value proposition of home-based health services, we believe patients will increasingly seek treatment and referral sources and payors will increasingly support treatment in homes more often than in higher cost, less convenient, higher acuity institutional settings. Home health care can reduce 365-day post-discharge costs by more than $6,000 per patient, and as healthcare spending rises, home health care can improve the continuity of care while reducing overall costs. In addition, advancements in medical technology have allowed providers to expand access points and the breadth of services available in the home.

The vast majority of patients we serve in our provider businesses are served in the home, and we have purposefully continued to expand our service offering and footprint to serve patients in this lower cost setting. Over the past five years we built upon supportive care services to patients, as we have meaningfully expanded our footprint of highly clinical and expert services to home health, rehabilitation, and hospice patients to address a large national healthcare need and more completely and better serve Senior and Specialty patients in the home. For example, our census for Home Health Care services have grown approximately 10% from December 2022 to December 2023. Our complementary services that address the multiple needs of these patient populations will increasingly provide integrated care opportunities to provide more complete and better coordinated services to patients across health settings and stages.

Stable Reimbursement Environment Across our Portfolio of Businesses

Our revenue is dependent upon our contracts and relationships with payors for our “must-serve” patient populations. We partner with a large and diverse set of payor groups nationally and in each of our markets to form provider networks and to lower the overall cost of care. We structure our payor contracts to help both providers and payors achieve their objectives in a mutually aligned manner. Maintaining, supporting, and both deepening and increasing the number of these contracts and relationships, particularly as we continue to grow market share and enter new markets, is important for our long-term success.

We have observed relatively stable reimbursement rates from government and commercial payors in our pharmacy and provider services over a number of years, particularly for services provided to high-need, medically complex populations. Due to the medical necessity of our services, which are lower cost than healthcare services provided in other settings and reduce ER, hospital and institutional facility utilization, we have a history of reimbursement stability characterized by low-to-mid single digit rate increases across our lines of business from 2014 to 2022. Our average reimbursement rate increases based on revenue during this time period included 4.2% for personal care services associated with activity of daily living services for Seniors, 4.5% for Behavioral services, 2.2% for hospice services, and 1.6% associated with long term care pharmacy services.

Culture of Quality and Compliance and Consistent Operations Execution

Quality and compliance are central to our strategies and mission. We have demonstrated leading and excellent service and customer/patient/family satisfaction scores across the organization, as referenced in prior and other sections of this Annual Report on Form 10-K. In addition to quality and compliance resources and programs in field operations, we invest over $200 million a year in people, training, auditing, signature programs, accreditations, advocacy, and technologies to support quality, compliance, and safety as part of our “Quality First” framework. We have demonstrated consistently high and often leading marks for service levels, satisfaction scores, and quality metrics in our industries.

For example, across our pharmacies we achieve 99.99% order accuracy and 98.20% order completeness, “excellent” and “world class” NPS, a 95% satisfaction rating from infusion patients, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 98% patient satisfaction in our outpatient rehab services, and we achieve an 84% overall rating of care in hospice, hospitalizations 30% lower than the national average in our home-based primary care, and four stars (out of five) in the CAHPS home health patient survey ratings. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 359 days a year at home on average. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients and attentive care protocols, as evidenced by these quality metrics.

Operational excellence is also an ongoing focus at the Company, including how we collect and share key metrics, hold operational reviews, audit, conduct training, deploy expert support resources, execute on corrective and preventative actions, and implement continuous improvement initiatives across the organization. In addition to ongoing efficiency and cost reduction activities in the businesses, the implementation of our PMO-led continuous improvement program over the past seven years at the enterprise level has resulted in approximately $47.5 million of annual savings in 2023 (and in addition to annual efficiencies and savings work achieved throughout field operations) from improved processes and working smarter, and these efficiencies have been used to reinvest in employees (both existing employees through wages and benefits and new employees to support key strategies, innovation and infrastructure needs to further scale), quality, technology, and growth initiatives. We have continued to make investments in automation, data, and technology systems to support enhanced workflows, further scale, and future growth across service lines.

Ability to Build De Novo Locations

We have a proven ability to augment growth of existing operations by expanding our presence and opening new locations – in both of our operating segments in Pharmacy Solutions and Provider Services – across geographies with consistent ramp-up in performance after site opening. We believe our platform can continue to build further scale nationally, adding density to additional and targeted key markets as a lever to facilitate maximum pharmacy and provider services overlap, integrated and value-based care, and growth. The Company’s geographic and operations scale and platform of complementary segments and service lines provides us with access to more de novo opportunities to consider and prioritize.

Since January 1, 2018, we have opened 143 de novo offices (branches/agencies) and clinics in new locations across our pharmacy and provider services. Since beginning our de novo program in late 2018, we have accelerated the pace of our de novo openings, having opened eight in 2018, 22 in 2019, and an average of 29 per year from 2020 through 2023. We typically identify and open new locations within proximity of an existing location as we leverage existing market knowledge and presence to expand in target markets, regions, and states. Our internal support resources in real estate, purchasing, IT, credentialing, payor contracting, HR, and sales and marketing, along with our PMO, help to support and manage de novos from start to opening. We expect to continue to selectively and strategically expand our footprint within the United States and extend our service offerings to our patients and for customers, referral sources, and payors, and we believe de novo investments facilitate more integrated care capability and are a meaningful organic growth driver for the Company.

Ability to Facilitate Integrated Care

Our operating model consists of complementary pharmacy and provider services that high-need Senior and Specialty populations require, and it is designed to increasingly coordinate, manage, and serve patients across our various needs and settings over time, leading to improved patient, family, physician, and referral source satisfaction, improved payor experiences, and better outcomes. Our performance and potential to drive increased service volume for increased patient and health outcomes impact is driven partly by our appeal with our patients, families, customers, referral sources, and payors to provide multiple integrated care services – either in the same setting at the same time or across settings and stages of health – within our collection of pharmacy solutions and provider services and differentiated overall capabilities.

We provide multiple pharmacy and provider services to approximately 20,000 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations and not only across pharmacy and provider services, but also within each segment. Within the pharmacy services, CCRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within the provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

Aligning to Value-Based Care Reimbursement Models with Innovative Solutions

The scale and depth of our complimentary platform of diverse yet related customer and patient services – that complex patients require – positions us at the forefront with governmental and commercial payors who are increasingly seeking ways to expand value-based reimbursement models. In 2021, CMS established a goal to have 100 percent of Original Medicare beneficiaries, and the vast majority of Medicaid beneficiaries, in accountable, value-based care relationships by 2030. Our high-quality services that are delivered in home and community-based and patient and family-preferred settings at lower comparable costs are well-positioned for the long-term, and we continue to add wraparound care management capabilities and offerings to our core services. We believe our ability to enable more patients to move from the institutional acute care setting to the home (and other community settings) represents a critical part of this industry transition effort, as we have demonstrated improved patient outcomes to payors while driving incremental volume of service solution and revenue growth. In addition to our large Medicare and Medicaid beneficiary populations, we have a large number of non-governmental payor contracts across the organization today, which both diversifies our payor mix, and provides for additional value-based opportunities and partnerships.

The Company’s focused build out of its (i) Home-Based Primary Care, transitional care programs, and in-home medication therapy management (CCRx), and (ii) Clinical (Nursing) Hub, are key enablers to coordinate base pharmacy and provider services and drive improved quality and lower costs for value-based care constructs.

In addition to numerous payor contracts that feature reimbursement incentives, in the past year the Company has entered into several ACO arrangements to participate in shared savings from its attributed primary care patients and other ACO partnerships and contract as a preferred provider.

Initial Public Offering

On January 30, 2024 we completed our IPO of 53,333,334 shares of common stock at a price of $13.00 per share and a concurrent offering of 8,000,000 6.75% Units with a stated amount of $50.00 per Unit (collectively, the “Offerings”). The net proceeds from the Offerings amounted to $657.5 million and $388.9 million for the common stock and Units, respectively, after deducting underwriting discounts, commissions, and offering-related expenses. The shares of common stock and Units began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively.

We used the proceeds received from the IPO and concurrent offering of Units (i) to repay all indebtedness outstanding under the Second Lien Facility, (ii) to repay all indebtedness outstanding under the Revolving Credit Facility, (iii) to repay $343.3 million outstanding aggregate amount under the First Lien Facility, and (iv) to pay certain expenses in the offering. We intend to use the remaining proceeds for general corporate purposes. Additionally, we will pay $22.7 million of termination fees in connection with the termination of our monitoring agreement with our controlling stockholders, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (together with KKR, the “Managers”) (the "Monitoring Agreement").

New Equity Awards

We granted approximately $63.3 million in non-cash share-based compensation with respect to equity awards to our management and certain other full-time employees in January 2024 at the time of our IPO, and expect to grant up to an additional $100.0 million in non-cash share-based compensation to management and certain other full-time employees starting in the second quarter of fiscal year 2024.

Factors Affecting Results of Operations and Comparability

Acquisitions and Divestitures

In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive adjacent markets.

During the years ended December 31, 2021, 2022, and 2023, we completed 12 acquisitions, six acquisitions, and five acquisitions, respectively, within the Pharmacy Solutions and Provider Services segments. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $1,137.1 million, $45.0 million, and $73.1 million, respectively. Select highlights of these acquisitions are as follows:

•
On April 16, 2021, we completed the acquisition of Abode for approximately $749.2 million, net of an acquired Medicare Advanced payment liability of $25.0 million. We funded the acquisition through the incurrence of incremental term loans under our First Lien Facilities and available cash. With the purchase of Abode, we expanded our growing home health and hospice offerings with a leading and high-quality provider in 12 states that complement our existing home health and hospice states, leveraging operating infrastructure that had previously been assembled at BrightSpring, further strengthening our clinical service offerings, driving hospice pharmacy revenue synergies (and home health pharmacy revenue synergies in the future), and better positioning us to acquire “tuck-in” home health and hospice companies in the future.
•
On November 1, 2021, we completed the acquisition of Hospice Home Care for approximately $213.0 million, net of cash acquired. We funded the acquisition through the incurrence of incremental term loans under our First Lien Facilities and available cash. With the purchase of Hospice Home Care, we expanded our growing hospice and palliative care offerings with a leading, high-quality provider operating in three states and positioned ourselves for additional expansion in the market.

On November 1, 2022, the Company completed the sale of Workforce Solutions, which comprises the single business in our Other segment, for a sales price of $155.8 million, net of cash divested of $2.7 million. As of September 30, 2022, we adjusted the carrying value of the disposal group to the agreed upon sales price, which resulted in goodwill impairment loss of $15.4 million and a loss on assets held for sale of $5.5 million, which is reported in the consolidated statements of operations within selling, general, and administrative expenses. The Company used the proceeds from the sale of Workforce Solutions to pay down the Revolving Credit Facility and to fund its operations. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation. The results of operations of Workforce Solutions are consolidated in the Company’s results of operations for the year ended December 31, 2022. The divestiture reflects our decision to focus on driving our community-based healthcare strategy. With the sale complete, we have dedicated our resources to the Pharmacy Solutions and Provider Services segments and further strengthening our position in our service offerings as well as a focus towards the connectivity of care services across our business lines in order to best serve our patients.

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Item 3. "Legal Proceedings”. The settlement agreement is subject to the approval of the United States Department of Justice and the District Court. The estimated financial impact is $115.0 million, which is included in selling, general, and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023. See Note 13 “Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Impact of COVID-19 and CARES Act

The emergence and spread of the novel coronavirus, or COVID-19, beginning in the first quarter of 2020 has impacted our business. Our primary COVID-related impacts have been in prescription drug volume with our skilled nursing and rehabilitation facility customers. During 2020 and 2021, we experienced an annual script reduction of approximately 2.7 million scripts when compared with our pre-pandemic levels in January and February 2020. These script volume impacts were due largely to industry declines in skilled nursing and rehabilitation facility occupancy rates. We took action quickly to reduce costs and mitigate the impact of these COVID-related declines. Additionally, due to the Company’s complementary diversification and mix of services we provide as a whole, we were able to continue to grow, despite the pandemic, and perform well in many of our other pharmacy and provider businesses, which helped to mitigate the impact of COVID-19 overall. Partially as a result of these factors, we dispensed 37.4 million scripts during 2023, which volume we believe was not materially impacted by the pandemic and related factors.

The COVID-19 National Emergency declared in 2020 was terminated on April 10, 2023 and the Public Health Emergency expired on May 11, 2023.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the CARES Act, which was expanded by the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, and the Consolidated Appropriations Act, or the CAA. The following portions of the CARES Act have impacted us in 2020, 2021, 2022, and 2023:

Provider Relief Fund

Beginning in April 2020, funds were distributed to healthcare providers who provide or provided diagnosis, testing, or care for individuals with possible or actual cases of COVID-19. The payments received under the PRF are subject to certain terms and conditions. Payments are to be used to prevent, prepare for, and respond to COVID-19.

As of December 31, 2023, we had received a total of $68.9 million, net of returns, in cumulative PRF funds since 2020. In each year, the funds received and recognized were offset directly by healthcare related expenses attributable to COVID-19 in accordance with HHS guidelines, which resulted in no financial impact to the Company.

In order to receive and use PRF funds, the Company has certified to various terms and conditions, as required by the HHS, including but not limited to: (1) it provides or provided after January 31, 2020 diagnosis, testing or care for individuals with possible or actual cases of COVID-19, (2) that the PRF funds will only be used to prevent, prepare for and respond to COVID-19, (3) such PRF funds shall reimburse the Company only for healthcare related expenses or lost revenues that are attributable to COVID-19, (4) the Company will not use the PRF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse and (5) the Company will submit reports as HHS determines are needed to ensure compliance with conditions that are imposed on PRF funds. The Company believes that it is in compliance with all applicable terms and conditions, regulations, and interim guidance regarding the receipt and usage of PRF funds.

Deferred payment of the employer portion of social security tax

We were permitted to defer payments of the employer portion of social security tax for 2020, which was payable in 50% increments, with 50% due by December 31, 2021 and the remainder due by December 31, 2022. This deferral increased our 2020 cash flow from operations by approximately $66.7 million and subsequently reduced our cash flow from operations by $33.7 million in 2022 and $32.5 million in 2021 on the payback of those amounts.

Components of Results of Operations

Revenues. The Company recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. For transactions involving the transfer of goods, revenues are primarily recognized when the customer obtains control of the products sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. For transactions exclusively involving provision of services, revenues are recognized over time based on an appropriate measure of progress.

Cost of Goods and Cost of Services. We classify expenses directly related to providing goods and services, including depreciation and amortization, as cost of goods and cost of services. Direct costs and expenses principally include cost of drugs, net of rebates, salaries and benefits for direct care and service professionals, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct goods or service-related expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses consist of expenses incurred in support of our operations and administrative functions and include labor costs, such as salaries, bonuses, commissions, benefits, and travel-related expenses, distribution expenses, facilities rental costs, third-party revenue cycle management costs, and corporate support costs including finance, information technology, legal costs and settlements, human resources, procurement, and other administrative costs.

Goodwill Impairment Loss. Goodwill impairment loss consists of non-cash expense resulting from the excess of the carrying values of the reporting units over their estimated fair market values during the reporting period.

Interest Expense, net. Interest expense, net includes the debt service costs associated with our various debt instruments, including our First Lien Facilities and Second Lien Facility, and the amortization of related deferred financing fees, which are amortized over the term of the respective credit agreement. Interest expense, net also includes the portion of the gain or loss on our interest rate swap agreements that is reclassified into earnings.

Income Tax (Benefit) Expense. Our provision for income taxes is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Consolidated Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

($ in thousands)	For the Years Ended December 31,
			Change
	2023	2022	Amount	%
Revenues:
Products	$6,522,450	$5,264,423	$1,258,027	23.9%
Services	2,303,725	2,456,137	(152,412)	(6.2)%
Total revenues	8,826,175	7,720,560	1,105,615	14.3%
Cost of goods	5,840,716	4,635,404	1,205,312	26.0%
Cost of services	1,551,665	1,730,912	(179,247)	(10.4)%
Gross profit	1,433,794	1,354,244	79,550	5.9%
Selling, general, and administrative expenses	1,286,614	1,125,558	161,056	14.3%
Goodwill impairment loss	—	40,856	(40,856)	n.m.
Operating income	147,180	187,830	(40,650)	(21.6)%
Interest expense, net	324,593	233,584	91,009	39.0%
Loss before income taxes	(177,413)	(45,754)	(131,659)	n.m.
Income tax (benefit) expense	(20,578)	8,465	(29,043)	n.m.
Net loss	$(156,835)	$(54,219)	$(102,616)	n.m.
Adjusted EBITDA (1)	$537,808	$522,543	$15,265	2.9%
(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenue was $8,826.2 million for the year ended December 31, 2023, as compared with $7,720.6 million for the year ended December 31, 2022, an increase of $1,105.6 million or 14.3%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $1,380.3 million, or 17.9% growth on consolidated 2022 revenue, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $274.7 million, or 3.6% decline on consolidated 2022 revenue, primarily as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022.

Cost of Goods

Cost of goods was $5,840.7 million for the year ended December 31, 2023, as compared with $4,635.4 million for the year ended December 31, 2022, an increase of $1,205.3 million or 26.0%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $1,551.7 million for the year ended December 31, 2023, as compared with $1,730.9 million for the year ended December 31, 2022, a decrease of $179.2 million or 10.4%. The decrease primarily resulted from the following segment activity and factors:

•
an increase of $59.7 million, or 3.4% growth on consolidated 2022 cost of services, in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $238.9 million, or 13.8% decline on consolidated 2022 cost of services, as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,286.6 million for the year ended December 31, 2023, as compared with $1,125.6 million for the year ended December 31, 2022, an increase of $161.1 million or 14.3%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $71.6 million, or 6.4% growth on consolidated 2022 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $118.5 million, or 10.5% growth on consolidated 2022 selling, general, and administrative expenses, due to legal costs and settlements, primarily related to the Silver settlement. See Note 13 “Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K;
•
a decrease of $16.8 million, or 1.5% decline on consolidated 2022 selling, general, and administrative expenses, as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022;
•
a decrease of $5.5 million, or 0.5% decline on consolidated 2022 selling, general, and administrative expenses, as a result of a loss on sale recognized in 2022 related to the divestiture of the single business in our Other segment that was effective on November 1, 2022; and
•
a decrease of $6.7 million, or 0.6% decline on consolidated 2022 selling, general, and administrative expenses, as a result of a decrease in other operational expenses year-over-year.

Included within selling, general, and administrative expenses for the year ended December 31, 2023 were $7.6 million of certain pre-opening startup costs associated with our corporate de novo program as compared with $7.3 million for the year ended December 31, 2022. The costs are attributable to certain strategic initiatives, and include costs incurred prior to opening de novo locations in connection with our expansion into specific new geographies, and fluctuate based on the number, timing and geographic footprint of new locations.

Goodwill Impairment Loss

There was no goodwill impairment recognized for the year ended December 31, 2023. During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges of $25.5 million and $15.4 million related to the Hospice Pharmacy and Workforce Solutions reporting units, respectively.

Interest Expense, net

Interest expense, net was $324.6 million for the year ended December 31, 2023, as compared with $233.6 million for the year ended December 31, 2022, an increase of $91.0 million or 39.0%. The increase primarily resulted from higher variable interest rates applicable to our outstanding term debt as compared to the prior period offset by $31.4 million and $0.7 million of interest income related to cash flow hedges of interest rate risk for the years ended December 31, 2023 and 2022, respectively.

Income Tax (Benefit) Expense

Income tax benefit was $(20.6) million for the year ended December 31, 2023, as compared to an expense of $8.5 million for the year ended December 31, 2022, a change of $29.0 million which corresponds with a change in the effective tax rate from (18.5)% for the year ended December 31, 2022 to 11.6% for the year ended December 31, 2023. The change was primarily the result of the reduction in pre-tax income during the periods and discrete tax expenses in 2022 related to our goodwill impairment that was not deductible for tax purposes offset by discrete tax expense related to the Silver legal settlement accrual in 2023 which is not deductible for tax purposes. The terms of the settlement agreement, including deductibility for tax purposes, are not yet finalized, and may result in a change in treatment for tax purposes upon finalization. See Note 13 “Commitments and Contingencies” within the consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Net Loss

Net loss was $156.8 million for the year ended December 31, 2023, as compared with $54.2 million for the year ended December 31, 2022, an increase of $102.6 million. The increase in loss is attributable to the aforementioned increases in costs of goods and services, selling, general, and administrative expenses, and interest expense, net; offset by the aforementioned increase in revenue and change in income tax (benefit) expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $537.8 million for the year ended December 31, 2023, as compared with $522.5 million for the year ended December 31, 2022, an increase of $15.3 million or 2.9%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $44.4 million, or 8.5% growth on consolidated 2022 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
a decrease of $19.7 million, or 3.8% decline on consolidated 2022 Adjusted EBITDA, primarily as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022, and
•
a decrease of $9.4 million, or 1.8% decline on consolidated 2022 Adjusted EBITDA, as a result of increased corporate expenses incurred primarily due to investments in information technology and positions to support growth within the business.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

($ in thousands)	For the Years Ended December 31,
			Change
	2022	2021	Amount	%
Revenues:
Products	$5,264,423	$4,389,404	$875,019	19.9%
Services	2,456,137	2,308,678	147,459	6.4%
Total revenues	7,720,560	6,698,082	1,022,478	15.3%
Cost of goods	4,635,404	3,781,897	853,507	22.6%
Cost of services	1,730,912	1,667,974	62,938	3.8%
Gross profit	1,354,244	1,248,211	106,033	8.5%
Selling, general, and administrative expenses	1,125,558	1,014,027	111,531	11.0%
Goodwill impairment loss	40,856	—	40,856	n.m.
Operating income	187,830	234,184	(46,354)	(19.8)%
Interest expense, net	233,584	165,322	68,262	41.3%
(Loss) income before income taxes	(45,754)	68,862	(114,616)	n.m.
Income tax expense	8,465	17,600	(9,135)	n.m.
Net (loss) income	$(54,219)	$51,262	$(105,481)	n.m.
Adjusted EBITDA (1)	$522,543	$493,114	$29,429	6.0%

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenue was $7,720.6 million for the year ended December 31, 2022, as compared with $6,698.1 million for the year ended December 31, 2021, an increase of $1,022.5 million or 15.3%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $1,093.8 million, or 16.3% growth on consolidated 2021 revenue, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $71.3 million, or 1.1% decline on consolidated 2021 revenue, primarily as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022.

Cost of Goods

Cost of goods was $4,635.4 million for the year ended December 31, 2022, as compared with $3,781.9 million for the year ended December 31, 2021, an increase of $853.5 million or 22.6%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $1,730.9 million for the year ended December 31, 2022, as compared with $1,668.0 million for the year ended December 31, 2021, an increase of $62.9 million or 3.8%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $123.6 million, or 7.4% growth on consolidated 2021 cost of services, in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $60.7 million, or 3.6% decline on consolidated 2021 cost of services, as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,125.6 million for the year ended December 31, 2022, as compared with $1,014.0 million for the year ended December 31, 2021, an increase of $111.5 million or 11.0%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $82.7 million, or 8.2% growth on consolidated 2021 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
a decrease of $2.2 million, or 0.2% decline on consolidated 2021 selling, general, and administrative expenses, as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022; and
•
an increase of $31.0 million, or 3.1% growth on consolidated 2021 selling, general, and administrative expenses, as a result of acquisition, integration and transaction-related expenses increase of $10.5 million, and an increase in our restructuring and divestiture-related expenses of $22.8 million, partially offset by a decrease in other operational expenses year-over-year.

Included within selling, general, and administrative expenses for the year ended December 31, 2022 were $7.3 million of certain pre-opening startup costs associated with our corporate de novo program as compared with $3.7 million for the year ended December 31, 2021. The costs are attributable to certain strategic initiatives, and include costs incurred prior to opening de novo locations in connection with our expansion into specific new geographies, and fluctuate based on the number, timing and geographic footprint of new locations.

Goodwill Impairment Loss

During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges of $25.5 million related and $15.4 million to the Hospice Pharmacy and Workforce Solutions reporting units, respectively. There was no goodwill impairment recognized for the year ended December 31, 2021.

Interest Expense, net

Interest expense, net was $233.6 million for the year ended December 31, 2022, as compared with $165.3 million for the year ended December 31, 2021, an increase of $68.3 million or 41.3%. The increase primarily resulted from the increase in LIBOR as compared to the prior period offset by $0.7 million of interest income related to cash flow hedges of interest rate risk for the year ended December 31, 2022 compared to no cash flow hedges during the year ended December 31, 2021.

Income Tax Expense

Income tax expense was $8.5 million for the year ended December 31, 2022, as compared to an expense of $17.6 million for the year ended December 31, 2021, a decrease of $9.1 million which corresponds with a decrease in the effective tax rate from 25.6% for the year ended December 31, 2021 to (18.5)% for the year ended December 31, 2022. The decrease was primarily the result of the reduction in pre-tax income as described by the drivers listed above, the impact of which was offset by $18.2 million of discrete tax expense related to our goodwill write-off that was not deductible for tax.

Net (Loss) Income

Net loss was $(54.2) million for the year ended December 31, 2022, as compared to net income of $51.3 million for the year ended December 31, 2021, a change of $105.8 million. The change is attributable to the aforementioned increases in costs of goods and services, selling, general, and administrative expenses, goodwill impairment loss, and interest expense, net; offset by the aforementioned increase in revenue and decrease in income tax expense.

Adjusted EBITDA(1)

Adjusted EBITDA was $522.5 million for the year ended December 31, 2022, as compared with $493.1 million for the year ended December 31, 2021, an increase of $29.4 million or 6.0%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $50.1 million, or 10.2% growth on consolidated 2021 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
a decrease of $11.8 million, or 2.4% decline on consolidated 2021 Adjusted EBITDA, primarily as a result of the divestiture of the single business in our Other segment that was effective on November 1, 2022, and
•
a decrease of $8.9 million, or 1.8% decline on consolidated 2021 Adjusted EBITDA, as a result of increased corporate expenses incurred primarily due to investments in information technology and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Segment Results of Operations

Pharmacy Solutions Segment

Years Ended December 31, 2023, 2022 and 2021

The following table sets forth, for the years indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Years Ended December 31,			’23 v ’22 Change		’22 v ’21 Change
	2023	2022	2021	Amount	%	Amount	%
Revenues	$6,522,450	$5,264,423	$4,389,404	$1,258,027	23.9%	$875,019	19.9%
Cost of goods	5,840,716	4,635,404	3,781,897	1,205,312	26.0%	853,507	22.6%
Gross profit	681,734	629,019	607,507	52,715	8.4%	21,512	3.5%
Selling, general, and administrative expenses	426,521	398,080	396,951	28,441	7.1%	1,129	0.3%
Goodwill impairment loss	—	25,455	—	(25,455)	n.m.	25,455	n.m.
Segment operating income	$255,213	$205,484	$210,556	$49,729	24.2%	$(5,072)	(2.4)%
Segment EBITDA	$370,962	$344,472	$320,744	$26,490	7.7%	$23,728	7.4%
Business Metrics:
Prescriptions dispensed	37,390,655	34,147,632	32,276,058	3,243,023	9.5%	1,871,574	5.8%
Revenue per script	$174.44	$154.17	$136.00	$20.27	13.2%	$18.17	13.4%
Gross profit per script	$18.23	$18.42	$18.82	$(0.19)	(1.0)%	$(0.40)	(2.1)%

* n.m.: not meaningful

2023 Compared to 2022

Revenues

Revenue was $6,522.5 million for the year ended December 31, 2023, as compared with $5,264.4 million for the year ended December 31, 2022, an increase of $1,258.0 million or 23.9%. The increase primarily resulted from volume growth and decreased rates resulting from mix shifts across and within the Pharmacy Solutions segment. Additionally, the fourth quarter of 2022 included the full year recognition of $15.0 million of revenues, which were previously considered to be fully constrained, associated with the payor rates for certain pharmacy services. Revenue attributable to Infusion and Specialty Pharmacy was $4,600.9 million for the year ended December 31, 2023, as compared with $3,531.5 million for the year ended December 31, 2022, an increase of $1,069.4 million or 30.3%. Revenue attributable to Home and Community Pharmacy was $1,921.6 million for the year ended December 31, 2023, as compared with $1,732.9 million for the year ended December 31, 2022, an increase of $188.7 million or 10.9%.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $5,840.7 million for the year ended December 31, 2023, as compared with $4,635.4 million for the year ended December 31, 2022, an increase of $1,205.3 million or 26.0%. The increase primarily resulted from the aforementioned revenue growth in the period. Gross profit was $681.7 million for the year ended December 31, 2023, as compared with $629.0 million for the year ended December 31, 2022, an increase of $52.7 million or 8.4%. The increase primarily resulted from the aforementioned revenue growth in the period.

Gross profit margin for the year ended December 31, 2023 was 10.5% compared to 11.9% for the year ended December 31, 2022. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $426.5 million for the year ended December 31, 2023, as compared with $398.1 million for the year ended December 31, 2022, an increase of $28.4 million or 7.1%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Goodwill Impairment Loss

There was no goodwill impairment recognized for the year ended December 31, 2023. During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges of $25.5 million related to the Hospice Pharmacy reporting unit.

Segment EBITDA

Segment EBITDA was $371.0 million for the year ended December 31, 2023, as compared with $344.5 million for the year ended December 31, 2022, an increase of $26.5 million or 7.7%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 16 “Segment Information" to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

2022 Compared to 2021

Revenues

Revenue was $5,264.4 million for the year ended December 31, 2022, as compared with $4,389.4 million for the year ended December 31, 2021, an increase of $875.0 million or 19.9%. The increase primarily resulted from volume growth and mix shift across and within the Pharmacy Solutions segment. Revenue attributable to Infusion and Specialty Pharmacy was $3,531.5 million for the year ended December 31, 2022, as compared with $2,716.1 million for the year ended December 31, 2021, an increase of $815.4 million or 30.0%. Revenue attributable to Home and Community Pharmacy was $1,732.9 million for the year ended December 31, 2022, as compared with $1,673.3 million for the year ended December 31, 2021, an increase of $59.6 million or 3.6%.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $4,635.4 million for the year ended December 31, 2022, as compared with $3,781.9 million for the year ended December 31, 2021, an increase of $853.5 million or 22.6%. The increase primarily resulted from the aforementioned revenue growth in the period. Gross profit was $629.0 million for the year ended December 31, 2022, as compared with $607.5 million for the year ended December 31, 2021, an increase of $21.5 million or 3.5%. The increase primarily resulted from the aforementioned revenue growth in the period.

Gross profit margin for the year ended December 31, 2022 was 11.9% compared to 13.8% for the year ended December 31, 2021. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment and greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $398.1 million for the year ended December 31, 2022, as compared with $397.0 million for the year ended December 31, 2021, an increase of $1.1 million or 0.3%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Goodwill Impairment Loss

During the year ended December 31, 2022, we recognized non-cash goodwill impairment charges of $25.5 million related to the Hospice Pharmacy reporting unit. There was no goodwill impairment recognized for the year ended December 31, 2021.

Segment EBITDA

Segment EBITDA was $344.5 million for the year ended December 31, 2022, as compared with $320.7 million for the year ended December 31, 2021, an increase of $23.7 million or 7.4%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 16 “Segment Information" to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

Provider Services Segment

Years Ended December 31, 2023, 2022 and 2021

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Years Ended December 31,			’23 v ’22 Change		’22 v ’21 Change
	2023	2022	2021	Amount	%	Amount	%
Revenues	$2,303,725	$2,181,487	$1,962,690	$122,238	5.6%	$218,797	11.1%
Cost of services	1,551,665	1,491,953	1,368,379	59,712	4.0%	123,574	9.0%
Gross profit	752,060	689,534	594,311	62,526	9.1%	95,223	16.0%
Selling, general, and administrative expenses	518,297	475,159	393,576	43,138	9.1%	81,583	20.7%
Segment operating income	$233,763	$214,375	$200,735	$19,388	9.0%	$13,640	6.8%
Segment EBITDA	$306,776	$288,825	$262,464	$17,950	6.2%	$26,361	10.0%
Business Metrics:
Home Health Care average daily census	40,068	37,093	32,222	2,975	8.0%	4,871	15.1%
Community and Rehab Care persons served	16,655	16,463	16,156	192	1.2%	307	1.9%

2023 Compared to 2022

Revenues

Revenue was $2,303.7 million for the year ended December 31, 2023, as compared with $2,181.5 million for the year ended December 31, 2022, an increase of $122.2 million or 5.6%. The increase primarily resulted from volume growth. Revenue attributable to Home Health Care was $921.4 million for the year ended December 31, 2023, as compared with $878.4 million for the year ended December 31, 2022, an increase of $43.0 million or 4.9%. Revenue attributable to Community and Rehab Care was $1,382.3 million for the year ended December 31, 2023, as compared with $1,303.1 million for the year ended December 31, 2022, an increase of $79.2 million or 6.1%.

Cost of Services

Cost of services was $1,551.7 million for the year ended December 31, 2023, as compared with $1,492.0 million for the year ended December 31, 2022, an increase of $59.7 million or 4.0%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth. Gross profit was $752.1 million for the year ended December 31, 2023, as compared with $689.5 million for the year ended December 31, 2022, an increase of $62.5 million or 9.1%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $518.3 million for the year ended December 31, 2023, as compared with $475.2 million for the year ended December 31, 2022, an increase of $43.1 million or 9.1%. The increase primarily resulted from the aforementioned revenue growth and investments in wages in the period.

Segment EBITDA

Segment EBITDA was $306.8 million for the year ended December 31, 2023, as compared with $288.8 million for the year ended December 31, 2022, an increase of $18.0 million or 6.2%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 16 “Segment Information" to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

2022 Compared to 2021

Revenues

Revenue was $2,181.5 million for the year ended December 31, 2022, as compared with $1,962.7 million for the year ended December 31, 2021, an increase of $218.8 million or 11.1%. The increase primarily resulted from the following segment activity and factors:

•
a $121.4 million, or 6.1%, increase primarily from volume growth and rate increases; and
•
a $97.4 million, or 5.0%, increase from the acquisitions of Abode and Hospice Home Care.

Revenue attributable to Home Health Care was $878.4 million for the year ended December 31, 2022, as compared with $737.7 million for the year ended December 31, 2021, an increase of $140.7 million or 19.1%. Revenue attributable to Community and Rehab Care was $1,303.1 million for the year ended December 31, 2022, as compared with $1,225.0 million for the year ended December 31, 2021, an increase of $78.1 million or 6.4%.

Cost of Services

Cost of services was $1,492.0 million for the year ended December 31, 2022, as compared with $1,368.4 million for the year ended December 31, 2021, an increase of $123.6 million or 9.0%. The increase primarily resulted from the aforementioned revenue growth and investments in wages in the period. Gross profit was $689.5 million for the year ended December 31, 2022, as compared with $594.3 million for the year ended December 31, 2021, an increase of $95.2 million or 16.0%. The increase primarily resulted from the aforementioned revenue growth in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $475.2 million for the year ended December 31, 2022, as compared with $393.6 million for the year ended December 31, 2021, an increase of $81.6 million or 20.7%. The increase primarily resulted from the aforementioned revenue growth and investments in wages in the period.

Segment EBITDA

Segment EBITDA was $288.8 million for the year ended December 31, 2022, as compared with $262.5 million for the year ended December 31, 2021, an increase of $26.4 million or 10.0%. The increase primarily resulted from the following segment activity and factors:

•
a $5.7 million, or 2.2%, increase primarily from revenue growth in the segment, partially offset by investments in wages; and
•
a $20.7 million, or 7.9%, increase associated with the acquisitions of Abode and Hospice Home Care.

See Note 16 “Segment Information" to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with GAAP, which we have discussed above, we also evaluate our financial performance using EBITDA and Adjusted EBITDA.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures and are not intended to replace financial performance measures determined in accordance with GAAP, such as net (loss) income. Rather, we present EBITDA and Adjusted EBITDA as supplemental measures of our performance. We define EBITDA as net (loss) income before income tax (benefit) expense, interest expense, net, and depreciation and amortization. We define Adjusted EBITDA as EBITDA, further adjusted for the impact of certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; restructuring and divestiture-related and other costs; goodwill impairment; legal costs associated with certain historical matters for PharMerica and settlement costs associated with the Silver matter; significant projects; management fees; and unreimbursed COVID-19 related costs. As non-GAAP financial measures, our computations of Adjusted EBITDA may vary from similarly termed non-GAAP financial measures used by other companies, making comparisons with other companies on the basis of this measure impracticable.

Management believes our computations of Adjusted EBITDA are helpful in highlighting trends in our core operating performance. In determining which adjustments are made to arrive at Adjusted EBITDA, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. We use EBITDA and Adjusted EBITDA to assess operating performance and make business decisions.

We have incurred substantial acquisition, integration, and transaction-related costs in the years 2023, 2022, and 2021. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines, and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we believe it is important to exclude these costs from our Adjusted EBITDA because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies, which is an important measure in assessing our performance.

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters associated with three cases, two of which remain outstanding as of December 31, 2023, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with the Silver matter, which settled in November 2023. We believe it is important to exclude legal costs associated with these PharMerica litigation matters from our Adjusted EBITDA due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we believe it is important to exclude settlement costs associated with the Silver matter from our Adjusted EBITDA due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

The significant projects adjustment represents costs associated with certain transformational projects, which are not considered to be a part of our normal and recurring business operations and are not expected to recur in our future business plans. Moreover, the costs associated with significant projects, which are incurred on an infrequent and limited basis, are not reflective of our operating performance. Due to the aforementioned reasons, we believe it is important to exclude the costs related to significant projects from our Adjusted EBITDA, as such adjustment provides a more meaningful understanding to investors and others of our ongoing results.

The management fees adjustment represents fees paid historically under the Monitoring Agreement related to either (i) activities that are expected to be performed by our existing personnel upon the termination of the Monitoring Agreement, and thus not expected to result in incremental costs subsequent to our IPO, or (ii) acquisitions, divestitures, and external financing activities, which costs would otherwise be excluded from our

Adjusted EBITDA. Therefore, we believe it is important to exclude management fees from our Adjusted EBITDA, as such fees are no longer applicable and representative of our ordinary operating performance as a result of the completion of our IPO.

Given our determination of adjustments in arriving at our computations of EBITDA and Adjusted EBITDA, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to net income or loss, operating income or loss, cash flows from operating activities, total indebtedness or any other financial measures calculated in accordance with GAAP.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA:

($ in thousands)	Year Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Net (loss) income	$(156,835)	$(54,219)	$51,262
Income tax (benefit) expense	(20,578)	8,465	17,600
Interest expense, net	324,593	233,584	165,322
Depreciation and amortization	202,336	203,970	199,155
EBITDA	$349,516	$391,800	$433,339
Non-cash share-based compensation	3,917	3,547	4,517
Acquisition, integration, and transaction-related costs (1)	20,734	38,023	27,538
Restructuring and divestiture-related and other costs (2)	21,848	29,320	6,532
Goodwill impairment (3)	—	40,856	—
Legal costs and settlements (4)	127,695	9,157	11,387
Significant projects (5)	8,379	3,570	4,082
Management fees (6)	5,631	4,922	4,112
Unreimbursed COVID-19 related costs (7)	88	1,348	1,607
Total adjustments	$188,292	$130,743	$59,775
Adjusted EBITDA	$537,808	$522,543	$493,114

(1)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation, and integration costs incurred including any facility consolidation, integration travel, or severance associated with the integration of an acquisition. These costs were $15.6 million, $22.6 million, and $27.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. These costs also included $5.3 million of charges previously capitalized associated with the Company’s anticipated IPO for the year ended December 31, 2022, $2.7 million and $5.5 million of costs associated with a terminated transaction for the years ended December 31, 2023 and 2022, respectively, and $2.4 million and $4.6 million of system implementation costs associated with the integration of acquisitions for the years ended December 31, 2023 and 2022, respectively.
(2)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs included $10.6 million and $10.8 million of intangible asset and other investment impairment for the years ended December 31, 2023 and 2022, respectively, and a $5.5 million loss on the divestiture of Workforce Solutions for the year ended December 31, 2022.
(3)
Represents a goodwill impairment non-cash charge associated with our Hospice Pharmacy and Workforce Solutions reporting units. See Note 1 “Significant Accounting Policies” and Note 4 “Goodwill and Intangible Assets” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.
(4)
Represents defense costs associated with certain PharMerica litigation matters associated with three historical cases. The year ended December 31, 2023 also included a $115.0 million legal settlement accrual. See Note 13

“Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.
(5)
Represents costs associated with certain transformational projects and for the periods presented primarily included the implementation of, and transition to, new general ledger and business intelligence systems, pharmacy billing system implementation, and response costs associated with the ransomware attack in the first half of 2023 described elsewhere in this Annual Report on Form 10-K. General ledger system migration and related business intelligence system implementation costs, which were capitalized as development costs and are subsequently amortized in accordance with ASC 350-40, Internal Use Software, were $2.0 million, $2.5 million, and $3.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Pharmacy billing system implementation costs were $2.2 million and $0.8 million for the year ended December 31, 2023 and 2022, respectively. Ransomware attack response costs were $3.4 million for the year ended December 31, 2023.
(6)
Represents annual management fees payable to the Managers under the Monitoring Agreement. This Monitoring Agreement was terminated upon completion of our IPO.
(7)
Represents unreimbursed COVID-19 related costs incurred by the Company such as incremental PPE in care of our patients as well as certain hazard pay to our caregivers.

Liquidity and Capital Resources

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our debt facilities and issuances of common stock. Our principal uses of cash and liquidity have historically been for acquisitions, debt service requirements, and financing of working capital. We believe that our operating cash flows, available cash on hand, and availability under our Revolving Credit Facility and the LC Facility will be sufficient to meet our cash requirements for the next twelve months and beyond. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing, and structure of any future acquisitions, future capital investments, and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

We evaluate our liquidity based upon the availability we have under our First Lien Facilities and the Second Lien Facility in addition to the net cash provided by (used in) operating, investing, and financing activities. Specifically, we review the activity under the Revolving Credit Facility and the LC Facility and consider period end balances outstanding under the Revolving Credit Facility and the LC Facility. Based upon the outstanding borrowings and letters of credit under the Revolving Credit Facility and the LC Facility, we calculate the availability for incremental borrowings under the Revolving Credit Facility and the LC Facility. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity for the years ended December 31, 2023 and 2022, respectively:

($ in thousands)	For the Years Ended December 31,
	2023	2022
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$74,800	$92,100
Repayments from swingline debt, net	(24,100)	(17,300)
Ending Revolving Credit Facility balance	$50,700	$74,800
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$530,000	$375,000
Less: outstanding Revolving Credit Facility balance	(50,700)	(74,800)
Less: outstanding letters of credit subject to LC Sublimit	(6,632)	(4,300)
Less: outstanding letters of credit under the LC Facility	(54,279)	(54,600)
End of period Revolving Credit Facility and LC Facility availability	418,389	241,300
End of period cash balance	13,071	13,628
Total Liquidity, end of period	$431,460	$254,928

Cash Flow Activity

Years Ended December 31, 2023, 2022, and 2021

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$210,783	$(4,653)	$270,165
Net cash (used in) provided by investing activities	$(134,433)	$45,356	$(1,190,652)
Net cash (used in) provided by financing activities	$(76,907)	$(73,810)	$705,217

Operating Activities

Net cash provided by (used in) operating activities increased by $215.4 million, from $(4.7) million for 2022, to $210.8 million for 2023. The increase was primarily due to the following:

•
a net $28.7 million decrease in strategic inventory purchases in 2023, as compared to a net increase of $131.8 million in 2022;
•
an increase of $18.8 million of CARES Act PRF general distribution received in 2023, as compared to no CARES Act PRF general distribution in 2022;
•
no repayment of FICA withholding taxes associated with the CARES Act in 2023, as compared to the repayment of $33.7 million of FICA withholding taxes associated with the CARES Act in 2022;
•
a decrease of $25.5 million in acquisition and restructuring costs;
•
improved cash collection of receivables of $23.2 million in 2023; offset by
•
an increase of cash paid for interest of $90.2 million in 2023 as compared to 2022.

Net cash (used in) provided by operating activities decreased by $274.8 million, from $270.2 million for 2021, to $(4.7) million for 2022. The decrease was primarily due to the following:

•
a decrease in operating income of $46.4 million in 2022 as compared to 2021 primarily due to non-cash goodwill impairment charges of $40.9 million in 2022;
•
a net $79.1 million increase in strategic inventory purchases in 2022;
•
no CARES Act PRF general distributions received in 2022, as compared to $27.5 million of CARES Act PRF general distribution received, net of returns, in 2021;

•
an increase in cash paid for interest of $86.4 million in 2022 as compared to 2021; and
•
an increase in cash paid for income taxes, net of refunds, of $33.5 million in 2022 as compared to 2021.

Investing Activities

Net cash used in investing activities was $134.4 million in 2023, as compared to net cash provided by investing activities of $45.4 million in 2022. The decrease in 2023 was due to proceeds received in 2022 from the divestiture of Workforce Solutions of $155.8 million; partially offset by an increase in acquisition activity in 2023. We paid an aggregate of $63.1 million, net of cash acquired, for the 2023 acquisitions and paid an aggregate of $42.5 million, net of cash acquired, for the 2022 acquisitions. Purchases of property and equipment were $73.5 million for the year ended December 31, 2023 compared to $70.1 million for the year ended December 31, 2022.

Net cash provided by investing activities was $45.4 million in 2022, as compared to net cash used in investing activities of $1,190.7 million in 2021. The increase in 2022 was due to proceeds from the divestiture of Workforce Solutions of $155.8 million, partially offset by a decrease in acquisition activity in 2022. We paid an aggregate of $42.5 million, net of cash acquired, for the 2022 acquisitions and paid an aggregate of $1,142.1 million, net of cash acquired, for the 2021 acquisitions. Purchases of property and equipment were $70.1 million for the year ended December 31, 2022 compared to $59.3 million for the year ended December 31, 2021.

Financing Activities

Net cash used in financing activities was $76.9 million for the year ended December 31, 2023, primarily attributable to repayments on our long-term debt of $30.4 million, net repayments on our Revolving Credit Facility of $24.1 million, payment of finance lease obligations of $11.6 million, repurchases of stock options of $10.0 million and other financing activities.

Net cash used in financing activities was $73.8 million for the year ended December 31, 2022, primarily attributable to repayments on our long-term debt of $40.7 million, net repayments on our Revolving Credit Facility of $17.3 million, payment of finance lease obligations of $10.9 million and other financing activities.

Net cash provided by financing activities was $705.2 million for the year ended December 31, 2021, primarily attributable to our long-term debt borrowings of $675.6 million incurred primarily to fund acquisitions, $92.1 million of net borrowings under the Revolving Credit Facility, and $12.8 million of new stock issuance. These proceeds were partially offset by repayments on our debt of $29.0 million, payment of debt issuance costs of $17.6 million, payment of finance lease obligations of $11.8 million, payment of acquisition related earn outs of $15.0 million, and other financing activities.

Purchases of Property and Equipment

Purchases of property and equipment, or capital expenditures, are primarily comprised of purchases of leasehold improvements, furniture and equipment, vehicles, and software. Our capital expenditures expressed as a percentage of revenue was as follows for the periods presented:

($ in thousands)	For the Years Ended December 31,
	2023	2022	2021
Purchases of property and equipment	$73,527	$70,113	$59,270
Percentage of total revenue	0.8%	0.9%	0.9%

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of December 31, 2023 and 2022.

We were in compliance with all applicable financial covenants under the First Lien Facilities and the Second Lien Facility as of December 31, 2023 and 2022.

First Lien Credit Agreement

On March 5, 2019, the Company entered into the First Lien Credit Agreement, among Phoenix Intermediate Holdings Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent and Collateral Agent.

The First Lien Credit Agreement originally consisted of a principal amount of $1,650.0 million. In 2019, an additional delayed draw of $150.0 million was made on the First Lien Credit Agreement, resulting in gross borrowing of $1,800.0 million.

On June 30, 2023, the Company amended the terms of the First Lien Credit Agreement to reflect a change in reference rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Borrowings of Tranche B-1 Term Loans (as defined in the First Lien Credit Agreement) under the First Lien Credit Agreement bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 0.00%) plus 3.25% or (b) ABR plus 2.25%. Immediately prior to June 30, 2023, the borrowings bore interest at a rate equal to, at our option, (a) LIBOR (with a floor of 0.00%) plus 3.25% or (b) ABR plus 2.25%.

Principal payments are due on the last business day of each quarter and equate to 0.25% of the aggregate principal of the original loan amount, with a balloon payment due in March 2026.

First Lien Credit Agreement – Tranche B-2 and Tranche B-3

The First Lien Credit Agreement, as amended in 2020, provided for the establishment of the new Tranche B-2 Term Loans, or Tranche B-2, in an aggregate principal amount equal to $550.0 million. The First Lien Credit Agreement, as amended in 2021, provided for the establishment of a new Tranche B-3 Term Loan, or Tranche B-3, in an aggregate principal amount equal to $675.0 million.

Borrowings under Tranche B-2 and Tranche B-3 Term Loans bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 0.00%) plus 3.50% or (b) ABR plus 2.50%. Immediately prior to June 30, 2023, borrowings under Tranche B-2 bore interest at a rate equal to, at our option, (a) LIBOR (with a floor of 0.00%) plus 3.50% or (b) ABR plus 2.50%. Principal payments are due on the last business day of each fiscal quarter, and equate to 0.25% of the aggregate principal of the original loan amount, with a balloon payment due in March 2026.

First Lien Credit Agreement – Tranche B-4

On February 21, 2024, we used a portion of the net proceeds received from our IPO and concurrent offering of Units to repay $343.3 million of the borrowings under the First Lien, and established a new Tranche B-4 Term Loan in an aggregate principal amount of $2,566.0 million. The proceeds from Tranche B-4 borrowings was used to refinance the equivalent amount of the remaining First Lien Tranche B-1, B-2 and B-3 borrowings at a rate equal to SOFR plus 3.25% and a maturity date of February 21, 2031.

Revolving Credit Facility

The First Lien Credit Agreement, as amended, extended credit in the form of a Revolving Credit Facility, or the Revolver, made available to the Borrower at any time and from time to time prior to the Revolving Credit Maturity Date (as defined in the First Lien Credit Agreement), in an aggregate principal amount outstanding not in excess of $187.5 million, less Swingline Loans and Letters of Credit issued under the LC Sublimit outstanding at such time. The Revolver comprises the Revolving Credit Loans and Swingline Loans. Additionally, the Letter of Credit Issuer (as defined in the First Lien Credit Agreement) may issue standby Letters of Credit at any time, initially in an aggregate stated amount outstanding not in excess of $82.5 million, or the LC Sublimit, and the Swingline Lender may issue Swingline Loans at any time and from time to time prior to the Revolving Credit Maturity Date, in an aggregated amount outstanding not in excess of $50.0 million.

On June 30, 2023, the Company completed an amendment of the Revolving Credit Facility that increased the revolving credit capacity to $475.0 million from $320.0 million and extended the Revolving Credit Maturity Date to June 30, 2028, subject to a springing maturity covenant if our term loans are not refinanced prior to December 4, 2025. The Company refinanced the term loans on February 21, 2024, removing the springing maturity covenant. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 0.00%) plus 4.25%for the Revolving Credit Loans or (b) ABR plus 3.25% for the Swingline Loans.

Immediately prior to June 30, 2023, borrowings bore interest at a rate equal to LIBOR (with a floor of 0.00%) plus 4.25% for the Revolving Credit Loans or ABR plus 3.25% for the Swingline Loans.

The total borrowing capacity under the Revolving Credit Facility was $475.0 million and $320.0 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolving Credit Facility and $6.6 million of letters of credit, reducing the available borrowing capacity to $417.7 million. As of December 31, 2022, the Company had $74.8 million of borrowings outstanding under the Revolving Credit Facility and $4.3 million of letters of credit, reducing the available borrowing capacity to $240.9 million.

The First Lien Credit Agreement, as amended, provides for an additional $55.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of December 31, 2023 and 2022, there were $54.3 million and $54.6 million of letters of credit outstanding under the LC Facility, respectively, resulting in an available borrowing capacity of $0.7 million and $0.4 million, respectively.

Second Lien Credit Agreement

On March 5, 2019, the Company entered into a $450.0 million Second Lien Facility. Borrowings under the Second Lien Facility are subordinated to the First Lien Credit Agreement and initially bore interest at a rate equal to, at our option, (a) LIBOR (with a floor of 1.00%) plus 8.50% or (b) ABR plus 7.50%. On June 30, 2023, the Company amended the Second Lien Facility to reflect a change in reference rate from LIBOR to SOFR (with a floor of 0.00%). Subsequent to the amendment, borrowings under the Second Lien Facility bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 1.00%) plus 8.50% or (b) ABR plus 7.50%.

The aggregate principal is due with a balloon payment in March 2027. Following our IPO in January 2024, we used a portion of the net proceeds received to repay all outstanding borrowings under the Second Lien Facility.

The First Lien Credit Agreement and the Second Lien Credit Agreement described above contain customary negative covenants, including, but not limited to, restrictions on the Company and its restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change their lines of business or fiscal year. In addition, under the Revolving Credit Facility, the Company will not permit the consolidated first lien secured debt to consolidated EBITDA (as defined in the First Lien Credit Agreement) ratio to be greater than 6.90 to 1.00, which shall be tested as of the end of the most recent quarter at any time when the aggregate revolving credit loans exceed 35% of the total revolving credit commitments.

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancing of existing term debt on February 21, 2024, did not result in a change to the terms of the interest rate swap agreements. For years ended December 31, 2023 and 2022, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $31.4 million and $0.7 million, respectively.

The table below summarizes the total outstanding debt of the Company as of December 31, 2023 and 2022:

($ in thousands)	Long term obligation and note payable		Interest expense, net

	December 31,	December 31,	Fiscal Year	Fiscal Year
	2023	2022	2023	2022
First Lien - payable to lenders at SOFR* plus applicable margin (8.72% and 7.63% as of December 31, 2023 and 2022, respectively)	$1,719,360	$1,737,270	$146,167	$87,870
First Lien Tranche B-2 and B-3 - payable to lenders at SOFR* plus applicable margin (8.97% and 7.88% as of December 31, 2023 and 2022, respectively)	1,189,975	1,202,212	104,190	63,833
Second Lien - payable to lenders at SOFR* plus applicable margin (13.97% and 12.88% as of December 31, 2023 and 2022, respectively)	450,000	450,000	62,012	47,833
Revolving Credit Loans - payable to lenders at SOFR* plus applicable margin (9.59% as of December 31, 2023)	50,000	—	3,988	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin (11.75% and 10.75% as of December 31, 2023 and 2022, respectively)	700	74,800	12,243	9,268
Notes payable and other	4,356	452	2	405
Amortization of deferred financing costs & other, net of interest income from cash flow hedges	—	—	(4,009)	24,375
Total debt	$3,414,391	$3,464,734	$324,593	$233,584
Less: debt issuance costs, net	50,177	70,025
Total debt, net of debt issuance costs	3,364,214	3,394,709
Less: Current portion of long-term debt	32,273	30,407
Total long-term debt	$3,331,941	$3,364,302

* Beginning on June 30, 2023, the debt instruments bear interest at a rate equal to SOFR plus applicable margin.

Prior to June 30, 2023, the debt instruments bore interest at a rate equal to LIBOR plus applicable margin.

Our Company leverage, as calculated under our First Lien Credit Agreement and the Second Lien Credit Agreement, was 5.86x and 6.27x at December 31, 2023 and 2022, respectively.

We used the net proceeds from our IPO and the concurrent offering of Units to repay all indebtedness outstanding under the Second Lien Facility, all indebtedness outstanding under the Revolving Credit Facility, and $343.3 million outstanding aggregate amount under the First Lien Facility. Additionally, we refinanced the remaining $2,566.0 million of First Lien borrowings as discussed in the "—First Lien Facility—Tranche B-4" section above.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any material off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2023 and 2022, we were not involved in any unconsolidated SPE transactions. We do enter into letters of credit in the normal course of our operations.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements in conformity with GAAP, we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. See Note 1 “Significant Accounting Policies” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for a summary of all of our significant accounting policies.

Revenue Recognition

The Company recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. For transactions involving the transfer of goods, revenues are primarily recognized when the customer obtains control of the products sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. For transactions exclusively involving provision of services, revenues are recognized over time based on an appropriate measure of progress. Additionally, as a policy, where we are required to collect sales taxes from our customers, revenue is recognized net of any taxes collected, and the sales tax amounts are recorded as a liability until remitted to the governmental taxing authorities.

Revenues and the associated receivables are based upon the actual reimbursements to be received and include contractual allowances based upon historical trends, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

Pharmacy Solutions

Pharmacy Solutions revenues are generated from the products and services provided in association with the distribution of prescription drugs to consumers primarily under contracts with Prescription Drug Plans, or PDPs, under Medicare Part D, state Medicaid programs, long-term care institutions, third party insurance companies, and private payors. Services provided include individualized medication management and support, staff and patient support programs and solutions, regulatory support, and product delivery. When an order for a prescription is placed with the Company, it creates the performance obligation to deliver a prescription and related services. The performance obligation is satisfied at a point in time upon shipment for specialty pharmacies and upon delivery for other pharmacies. Revenues are recognized at a point in time when the associated performance obligations are satisfied at the contractual rate established at or before the time the performance obligation is satisfied.

Provider Services

Provider Services revenues are generated from providing care services directly to consumers under contracts with state, local, and other governmental agencies, as well as commercial insurance companies, long-term care insurance policies, private pay customers, and management contracts with private operators. Generally, these contracts, which are negotiated based on current contract practices as appropriate for the payor, establish the terms of a customer relationship, and set the broad range of terms for services to be performed at a stated rate. The contracts do not give rise to rights and obligations until a service request is placed with the Company. Contract terms vary but generally are for one year or less with available renewal options and a 30 – 60-day reimbursement period. When a service request is placed with the Company, it creates the performance obligation to provide a defined quantity of service hours per patient. Performance obligations to deliver patient care services are satisfied over time and revenue is recognized using a time-based input method to measure progress against the contract between the Company and the customer, given that consumers simultaneously receive and consume the benefits provided by the Company as the services are performed. Revenues are recognized over a period of time as the services are rendered at the contractual rate established at or before the time services are rendered; thus, there are no forms of variable consideration associated with the various revenue streams.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of amounts due from PDPs under Medicare Part D, institutional healthcare providers, state Medicaid programs, other government agencies, third-party insurance companies, and private payors. The Company performs a periodic analysis to review the valuation of accounts receivable and collectability of outstanding balances. Management’s evaluation takes into consideration factors such as historical bad debt experience, business and economic conditions, trends in healthcare coverage, other collection indicators, and information about specific receivables. The Company’s evaluation also considers the age and composition of the outstanding amounts in determining their estimated net realizable value. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for credit losses to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected, with the related expense recorded as a component of selling, general, and administrative expenses.

Goodwill and Intangible Assets

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change, that would more-likely- than-not reduce the fair value of the reporting unit below its carrying amount.

The Company performs an annual goodwill impairment test on the first day of the fourth quarter of each year for each reporting unit. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more-likely-than-not that the fair value of a reporting unit was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would perform quantitative impairment testing. The quantitative impairment test is a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value.

A reporting unit is either an operating segment or one level below the operating segment. The Company has six reporting units. Through November 1, 2022 and for the year ended December 31, 2021, the Company had a seventh reporting unit, Workforce Solutions, which was sold effective November 1, 2022.

In each of 2023, 2022, and 2021, we performed a quantitative assessment of all reporting units as of October 1. We engaged a third-party valuation firm to assist in calculating each reporting unit’s fair value, which is derived using a combination of both income and market approaches. The material assumptions underlying the estimate of fair value of each reporting unit included the following:

•
Future cash flow assumptions—the projections for future cash flows utilized in the model were derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with our operating budget and strategic plan. Beyond the forecasted period, a long-term growth rate was utilized to determine a terminal value that reflects our estimate of stable and perpetual growth.
•
Weighted average cost of capital (WACC)—the WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on a proportionate weighting of the cost of debt and equity. The cost of equity is based on a capital asset pricing model and includes a company-specific risk premium to capture the perceived risks and uncertainties associated with each reporting unit’s projected cash flows.
•
Market approach—the market approach measures the value of an asset through the analysis of publicly traded companies or present sales of similar businesses. The analysis entails measuring the multiple of sales and/or EBITDA at which the comparables are currently trading or were purchased.
•
Equal weighting was applied to the discounted cash flow analysis or income approach (50%) and the market approach (50%).

2023 Goodwill Impairment Analysis

As of October 1, 2023, our six reporting units had an aggregate carrying amount of $4.2 billion. Our Behavioral Therapies, Specialty Solutions, Hospice Pharmacy, and Home Infusion reporting units had fair values that substantially exceeded their respective carrying amounts and an aggregate goodwill balance of $791.7 million.

Our Home Health and Therapies and Institutional Pharmacy reporting units had fair values that exceeded their carrying amounts by less than 10%, carrying amounts of $1.6 billion and $1.2 billion, and goodwill balances of $1.4 billion, and $447.0 million, respectively.

Notwithstanding our belief that the assumptions we used for WACC and long-term growth rates in our impairment testing were reasonable, we performed sensitivity analyses for the Home Health and Therapies and Institutional Pharmacy reporting units. The results of these sensitivity analyses on our impairment tests revealed that if there was a hypothetical 1% increase in the WACC or a hypothetical 1% decrease in the long-term growth rate, the fair value of the Home Health and Therapies reporting unit would continue to be in excess of its carrying amount. Separately if there was a hypothetical 0.5% increase in the WACC or a hypothetical 0.5% decrease in the long-term growth rate, the fair value of the Institutional Pharmacy reporting unit would be less than its carrying amount, resulting in an impairment charge. We believe that our estimates and assumptions used in the 2023 goodwill impairment tests are reasonable but are subject to change from period to period. Actual results of operations and other factors may differ from the estimates used and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair values derived in the 2023 impairment testing.

We then conducted an analysis of market data inputs and risk considerations in the period since the 2023 impairment test date and do not believe that market or risk considerations changed materially. Further, we had no substantial changes in our long-term projections between those used in the 2023 impairment test. Therefore, we do not believe there were any material changes to the conclusions reached with no impairment of goodwill and indefinite-lived intangible assets.

2022 and 2021 Goodwill Impairment Analyses

Our 2022 goodwill impairment analysis concluded that the fair value of the Home Health and Therapies, Behavioral Therapies, Institutional Pharmacy, Specialty Pharmacy and Home Infusion reporting units were each substantially in excess of carrying value. Our Hospice Pharmacy and Workforce Solutions reporting units had carrying amounts that exceeded their respective fair values, and an aggregate carrying amount of $332.1 million. We recognized non-cash goodwill impairment charges of $25.5 million and $15.4 million related to the Hospice Pharmacy and Workforce Solutions reporting units, respectively, during the year ended December 31, 2022. Following the goodwill impairment charges, the Hospice Pharmacy and Workforce Solutions reporting units had goodwill balances of $92.1 million and $77.4 million, respectively.

Our 2021 goodwill impairment analysis concluded that the fair value of each reporting unit was substantially in excess of the carrying amount of each reporting unit.

The Company’s intangible assets are comprised primarily of trade names, customer contracts and relationships, and licenses, which are amortized on a straight-line basis over their estimated useful lives, which is generally two to twenty years. The Company’s indefinite-lived intangible assets are comprised of indefinite lived licenses, which are reviewed for impairment annually or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the intangible asset below its carrying amount. We elected to perform a qualitative assessment for our intangible assets for our annual impairment test in the fourth quarter of 2023, 2022 and 2021. As a result of our qualitative analyses, we determined that it was more-likely-than- not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. We recorded intangible impairment of $8.3 million related to definite-lived intangible licenses for the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we recorded no impairment related to intangible assets.

The estimates and assumptions we use to estimate fair values when performing quantitative assessments are highly subjective judgments based on our experience and knowledge of our operations. Significant changes in the assumptions used in our analysis could result in an impairment charge related to goodwill or the indefinite-lived intangible assets. Circumstances that could result in changes to future estimates and assumptions include, but are not limited to, expectations of lower revenue growth, which can be caused by a variety of factors, fluctuations in comparable company and acquisition market multiples, increases in income tax rates, and increases in discount rates.

Self-insurance

The Company is self-insured for a substantial portion (subject to certain stop loss coverage at a high level of losses) of the Company’s general and professional liability, automobile liability, workers’ compensation risks, and health benefits. Given the policy limits and high deductibles and/or self-insured retentions on many of the Company’s insurance programs, the vast majority of claims may not be paid by third-party insurance.

The Company’s self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost of reported claims and claims incurred but not reported as of the balance sheet date. The Company’s provisions for losses for workers’ compensation and health benefit risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. The Company’s provisions for general and professional and automobile liabilities are recorded on a claims-made basis, which includes estimates of fully developed losses for both reported and unreported claims. Accruals for general and professional and automobile liabilities are based on analyses performed internally by management.

On a quarterly basis, the Company evaluates the assumptions and the valuations to determine the adequacy of the self-insurance liabilities. The following are certain of the key assumptions and other factors that significantly influence the Company’s estimate of self-insurance liabilities: historical claims experience; trending of loss development factors; trends in the frequency and severity of claims; coverage limits of third-party insurance; demographic information; medical cost inflation; and payroll dollars. Any adjustments to the liabilities are reflected in earnings in the period identified.

The time period to resolve claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. In addition, if current and future claims differ from historical trends, our estimated liabilities for self-insured claims may be significantly affected. The Company’s self-insurance liabilities for workers’ compensation are discounted based on actuarial estimates of claim payment patterns.

The Company believes the provision for loss is adequate for claims that have been reported but not paid and for claims that have been incurred but not reported. Due to the considerable variability that is inherent in such estimates, there can be no assurance the ultimate liability will not exceed management’s estimates. If actual results are not consistent with the assumptions and judgments, the Company may be exposed to gains or losses that could be material.

Recent Accounting Pronouncements

Refer to Note 1 “Significant Accounting Policies” within our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Impact of Inflation

Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. The impact of inflation on the Company is primarily in the area of labor costs. The healthcare industry is labor intensive. There can be no guarantee we will not experience increases in the cost of labor, particularly given the shortage of qualified caregivers in our markets, and the demand for homecare services is expected to grow.

In addition, increases in healthcare costs are typically higher than inflation and impact our costs under our employee benefit plans. Managing these costs remains a significant challenge and priority for us. While we believe the effects of inflation, if any, and labor shortages on our results of operations and financial condition have not been significant, there can be no guarantee we will not experience the effect of inflation in the future.

In addition, suppliers pass along rising costs to us in the form of higher prices, which impacts us primarily in the area of pharmaceutical drug costs in our Pharmacy Solutions segment. Changes in costs of drugs can be accompanied by a change in rate that we pass along to our customers. Additionally, our supply chain efforts have enabled us to effectively manage and mitigate any inflationary impacts in our supply chain over recent years. However, we cannot predict our ability to cover future cost increases.

We have little or no ability to pass on certain of these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.

Interest Rate Risk

Our Company is exposed to interest rate risk related to changes in interest rates for borrowings under our First Lien Facilities and Second Lien Facility. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our First Lien or Second Lien Facility in excess of the notional amount of the swaps will be subject to variable interest rates.

As of December 31, 2023 and 2022, we had three interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. See Note 5 “Debt and Derivatives” within the audited consolidated financial statements and related notes, included elsewhere in the Annual Report on Form 10-K.

The changes in fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income, or AOCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense, net as interest payments are made on the Company’s variable-rate debt. The Company expects approximately $25.0 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

As of December 31, 2023, our debt outstanding was $3.4 billion, of which $2.0 billion is fixed through interest rate swap agreements. A hypothetical 1% increase in interest rates would increase our net loss and decrease our cash flows by $14.1 million on an annual basis based upon our borrowing level at December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSpring Health Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BrightSpring Health Services, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of self-insurance liabilities

As discussed in Note 1 to the consolidated financial statements, the Company is self-insured for a substantial portion of its general and professional liabilities, automobile liabilities, and workers’ compensation liabilities. As discussed in Note 8 to the consolidated financial statements, accrued expenses include workers’ compensation insurance reserves, general and professional liability insurance reserves, and automobile insurance reserves of $22,480 thousand, $22,738 thousand, and $27,381 thousand, respectively, and long-term liabilities include workers’ compensation insurance reserves, general and professional liability insurance reserves, and automobile insurance reserves of $30,514 thousand, $28,350 thousand, and $8,526 thousand, respectively, as of December 31, 2023. The liabilities recognized for workers’ compensation are actuarially determined estimates, while the other reserves are based on analyses performed by management.

We identified the evaluation of the self-insurance liabilities noted above as a critical audit matter. Specifically, evaluation of the Company’s determination of the claims incurred but not reported for workers’ compensation liabilities involved auditor judgment due to significant measurement uncertainty. In addition, evaluation of the Company’s estimates of the ultimate cost of reported claims related to general and professional liabilities, automobile liabilities, and workers’ compensation liabilities involved actuarial professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s ability to estimate self-insurance reserves, and assessed potential management bias, by comparing the prior year estimated reserves to subsequent adjustments to those reserves recorded in the current year. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s expected loss rates used to determine claims incurred but not reported for workers’ compensation liabilities by developing an independent expectation of the loss rates using actuarial methodologies and independent assumptions and comparing them to the Company’s expected loss rates
•
evaluating the Company’s determination of the ultimate cost of reported claims by developing an independent estimate of the Company’s loss development factors and comparing them to the Company’s loss development factors used to determine the ultimate cost of reported claims

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Louisville, Kentucky

March 6, 2024

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,071	$13,628
Accounts receivable, net of allowance for credit losses	881,627	775,843
Inventories	402,776	430,517
Prepaid expenses and other current assets	159,167	124,268
Total current assets	1,456,641	1,344,256
Property and equipment, net of accumulated depreciation of $368,089 and $296,039 at December 31, 2023 and 2022, respectively	245,908	229,081
Goodwill	2,608,412	2,576,081
Intangible assets, net of accumulated amortization	881,476	975,862
Operating lease right-of-use assets, net	267,446	246,194
Other assets	72,838	69,664
Total assets	$5,532,721	$5,441,138
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$641,607	$526,916
Accrued expenses	492,363	297,737
Current portion of obligations under operating leases	71,053	67,230
Current portion of obligations under financing leases	11,141	10,218
Current portion of long-term debt	32,273	30,407
Total current liabilities	1,248,437	932,508
Obligations under operating leases, net of current portion	201,655	184,609
Obligations under financing leases, net of current portion	22,528	20,303
Long-term debt, net of current portion	3,331,941	3,364,302
Deferred income taxes, net	23,668	79,391
Long-term liabilities	91,943	75,943
Total liabilities	4,920,172	4,657,056
Redeemable noncontrolling interests	27,139	29,306
Shareholders’ equity:
Common stock, $0.01 par value, 137,398,625 shares authorized, 117,857,055 and 117,860,839 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,179	1,179
Additional paid-in capital	771,336	778,121
Accumulated deficit	(200,319)	(45,716)
Accumulated other comprehensive income	12,544	21,192
Total shareholders’ equity	584,740	754,776
Noncontrolling interest	670	—
Total equity	585,410	754,776
Total liabilities, redeemable noncontrolling interests, and equity	$5,532,721	$5,441,138

See accompanying notes to the consolidated financial statements.

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2023, 2022 and 2021

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Products	$6,522,450	$5,264,423	$4,389,404
Services	2,303,725	2,456,137	2,308,678
Total revenues	8,826,175	7,720,560	6,698,082
Cost of goods	5,840,716	4,635,404	3,781,897
Cost of services	1,551,665	1,730,912	1,667,974
Gross profit	1,433,794	1,354,244	1,248,211
Selling, general, and administrative expenses	1,286,614	1,125,558	1,014,027
Goodwill impairment loss	—	40,856	—
Operating income	147,180	187,830	234,184
Interest expense, net	324,593	233,584	165,322
(Loss) income before income taxes	(177,413)	(45,754)	68,862
Income tax (benefit) expense	(20,578)	8,465	17,600
Net (loss) income	(156,835)	(54,219)	51,262
Net (loss) income attributable to redeemable noncontrolling interests	(2,232)	(312)	1,463
Net (loss) income attributable to BrightSpring Health Services, Inc. and subsidiaries	$(154,603)	$(53,907)	$49,799
Net (loss) income per common share attributable to BrightSpring Health Services, Inc. and subsidiaries:
(Loss) earnings per share - basic:	$(1.31)	$(0.46)	$0.42
(Loss) earnings per share - diluted:	$(1.31)	$(0.46)	$0.41
Weighted average shares outstanding:
Basic	117,868	117,840	117,590
Diluted	117,868	117,840	121,790

See accompanying notes to the consolidated financial statements.

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(156,835)	$(54,219)	$51,262
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	131	(353)	32
Cash flow hedges:
Net change in fair value, net of tax (1)	14,948	28,128	—
Amounts reclassified to earnings, net of tax (2)	(23,727)	(503)	—
Total other comprehensive (loss) income	(8,648)	27,272	32
Total comprehensive (loss) income	(165,483)	(26,947)	51,294
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(2,167)	(312)	1,463
Comprehensive loss attributable to noncontrolling interest	(65)	—	—
Comprehensive (loss) income attributable to BrightSpring Health Services, Inc. and subsidiaries	$(163,251)	$(26,635)	$49,831

(1) The income tax effects of the net change in fair value were $(4,591), $(9,026), and $0 for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) The income tax effects of amounts reclassified to earnings were $7,683, $167, and $0 for the years ended December 31, 2023, 2022, and 2021, respectively.

See accompanying notes to the consolidated financial statements.

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2023, 2022 and 2021

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at January 1, 2021	117,012,658	$1,170	$755,381	$(51,752)	$185	$—	$704,984
Net income (1)	—	—	—	49,799	—	—	49,799
Other comprehensive income, net of tax	—	—	—	—	32	—	32
Share-based compensation	—	—	4,517	—	—	—	4,517
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	2,924	—	—	2,924
Repurchase of shares of common stock	(34,248)	—	(417)	—	—	—	(417)
Shares issued under share-based compensation plan, including tax effects	26,695	—	173	—	—	—	173
Issuance of common stock	819,069	8	12,797	—	—	—	12,805
Balances at December 31, 2021	117,824,173	$1,178	$772,451	$971	$217	$—	$774,817
Net loss (1)	—	—	—	(53,907)	—	—	(53,907)
Other comprehensive income, net of tax	—	—	—	—	27,272	—	27,272
Share-based compensation	—	—	3,547	—	—	—	3,547
Acquisition of noncontrolling interest	—	—	1,890	—	—	—	1,890
Adjustments to redemption value of redeemable noncontrolling interest	—	—	—	923	—	—	923
Shares issued under share-based compensation plan, including tax effects	36,666	1	233	—	—	—	234
Other	—	—	—	6,297	(6,297)	—	—
Balances at December 31, 2022	117,860,839	$1,179	$778,121	$(45,716)	$21,192	$—	$754,776
Net loss (1)	—	—	—	(154,538)	—	(65)	(154,603)
Other comprehensive loss, net of tax	—	—	—	—	(8,648)	—	(8,648)
Share-based compensation	—	—	3,917	—	—	—	3,917
Repurchase of shares of common stock	(81,654)	(1)	(1,299)	—	—	—	(1,300)
Shares issued under share-based compensation plan, including tax effects	77,870	1	597	—	—	—	598
Repurchase of stock options	—	—	(10,000)	—	—	—	(10,000)
Investment in noncontrolling interest	—	—	—	(65)	—	735	670
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410

(1) Net (loss) income to the Company for the years ended December 31, 2023, 2022, and 2021 excludes $(2,167), $(312), and $1,463, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the consolidated financial statements.

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities:
Net (loss) income	$(156,835)	$(54,219)	$51,262
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	202,336	203,970	199,155
Impairment of long-lived assets	10,631	10,821	3,390
Goodwill impairment	—	40,856	—
Provision for bad debts	23,237	15,065	18,047
Amortization of deferred debt issuance costs	20,916	20,439	20,729
Share-based compensation	3,917	3,547	4,517
Deferred income taxes, net	(52,632)	(27,962)	6,489
Loss (gain) on divestiture	—	5,502	(4,961)
Loss on extinguishment of debt	—	—	1,565
Loss (gain) on disposition of fixed assets	349	(903)	(396)
Other	(572)	2,696	475
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(127,246)	(150,466)	(93,003)
Prepaid expenses and other current assets	(34,899)	(24,280)	13,194
Inventories	28,660	(131,833)	4,293
Trade accounts payable	105,649	133,466	63,541
Accrued expenses	193,633	(46,035)	19,675
Other assets and liabilities	(6,361)	(5,317)	(37,807)
Net cash provided by (used in) operating activities	$210,783	$(4,653)	$270,165

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Investing activities:
Purchases of property and equipment	(73,527)	(70,113)	(59,270)
Acquisitions of businesses, net of cash acquired	(63,058)	(42,459)	(1,142,085)
Proceeds from sale of business, net of cash divested	—	155,793	9,000
Other	2,152	2,135	1,703
Net cash (used in) provided by investing activities	$(134,433)	$45,356	$(1,190,652)
Financing activities:
Long-term debt borrowings	—	—	675,580
Long-term debt repayments	(30,441)	(40,721)	(28,989)
(Repayments) borrowings of swingline debt, net	(24,100)	(17,300)	92,100
Payment of debt issuance costs	—	—	(17,566)
Issuance of common stock	—	—	12,805
Repurchase of shares of common stock	(650)	—	(417)
Shares issued under share-based compensation plan, including tax effects	598	234	173
Repurchase of stock options	(10,000)	—	—
Payment of acquisition earn-outs	(1,453)	(4,364)	(14,986)
Distributions to redeemable noncontrolling interests	—	(750)	(1,650)
Investment in noncontrolling interests	735	—	—
Payment of financing lease obligations	(11,596)	(10,909)	(11,833)
Net cash (used in) provided by financing activities	(76,907)	(73,810)	705,217
Net decrease in cash and cash equivalents	$(557)	$(33,107)	$(215,270)
Cash and cash equivalents at beginning of year	13,628	46,735	262,005
Cash and cash equivalents at end of year	$13,071	$13,628	$46,735
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$303,530	$213,308	$126,950
Income taxes, net of refunds	$37,499	$28,851	$(4,647)
Supplemental schedule of non-cash investing and financing activities:
Notes issued and contingent liabilities assumed in connection with acquisitions	$7,519	$5,134	$6,379
Financing lease obligations (Note 11)	$11,562	$10,652	$10,013
Repurchases of common stock in accounts payable	$650	$—	$—
Purchases of property and equipment in accounts payable	$12,981	$4,597	$7,308
Acquisition consideration in accounts payable	$2,500	$—	$—

See accompanying notes to the consolidated financial statements.

BRIGHTSPRING HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Significant Accounting Policies

Description of Business

BrightSpring Health Services, Inc. is a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. Our platform delivers clinical services and pharmacy solutions across Medicare, Medicaid, and commercially-insured populations.

On December 7, 2017, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (“WBA”) purchased PharMerica Corporation (“PharMerica”) and on March 5, 2019, expanded with the acquisition of BrightSpring Health Holdings Corp. (“BrightSpring Corp. Acquisition”). The surviving entity has been renamed as BrightSpring Health Services, Inc.

BrightSpring Health Services, Inc. completed its initial public offering of 53,333,334 shares of its common stock at a price of $13.00 per share and its concurrent offering of 8,000,000 6.75% tangible equity units with a stated amount of $50.00 per unit in January 2024 (collectively, “the Offerings”). The net proceeds from the Offerings amounted to $657.5 million and $388.9 million for the common stock and tangible equity units, respectively, after deducting underwriting discounts, commissions, and offering-related expenses. The shares and units began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively. BrightSpring Health Services, Inc. used net proceeds received from the Offerings to repay indebtedness and will pay termination fees in connection with our Monitoring Agreement (see Notes 5 and 15). In connection with the Offerings, the Company granted equity awards to management and certain other full-time employees (see Note 10).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BrightSpring Health Services, Inc. and its subsidiaries (“BrightSpring,” the “Company,” “we,” “us,” or “our”). The Company consolidates its majority-owned and controlled entities, including variable interest entities ("VIEs") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.

We record a noncontrolling interest for the allocable portion of income or loss and comprehensive income or loss to which the noncontrolling interest holders are entitled based upon their ownership share of the affiliate. The Company determined noncontrolling interests for certain of these VIEs to be redeemable noncontrolling interests, which are presented on the consolidated balance sheets as redeemable noncontrolling interests. See Note 14.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable, inventory, long-lived assets, definite and indefinite-lived intangibles, derivatives, insurance reserves, stock-based compensation, and goodwill. Actual amounts may differ from these estimates.

Revenue Recognition

The Company recognizes the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. For transactions involving the transfer of goods, revenues are primarily recognized when the customer obtains control of the products sold, which is generally upon shipment or delivery, depending on the delivery terms specified in the sales agreement. For transactions exclusively involving provision of services, revenues are recognized over time based on an appropriate measure of progress. Additionally, where we are required to collect sales taxes from our customers, revenue is recognized net of any taxes collected, and the sales tax amounts are recorded as a liability until remitted to the governmental taxing authorities. The Company’s revenue recognition policy by reportable segment is as follows:

Home and Community Health Provider Services

Home and Community Health Provider Services (“Provider Services”) revenues are generated from providing care services directly to consumers under contracts with state, local and other governmental agencies, as well as commercial insurance companies, long-term care insurance policies, private pay customers, and management contracts with private operators. Generally, these contracts, which are negotiated based on current contract practices as appropriate for the payor, establish the terms of a customer relationship and set the broad range of terms for services to be performed at stated rates. The contracts do not give rise to rights and obligations until a service request is placed with the Company. Contract terms vary but generally are for one year or less with available renewal options and a thirty-to-sixty-day reimbursement period. When a service request is placed with the Company, it creates the performance obligation to provide a defined quantity of service hours per patient. Performance obligations to deliver patient care services are satisfied over time and revenue is recognized using a time-based input method to measure progress against the contract between the Company and the customer, given that consumers simultaneously receive and consume the benefits provided by the Company as the services are performed. Revenues are recognized over a period of time as the services are rendered at the contractual rate established at or before the time services are rendered; thus, there are no forms of variable consideration associated with the various revenue streams.

Pharmacy Solutions

Pharmacy Solutions revenues are generated from the products and services provided in association with the distribution of prescription drugs to consumers primarily under contracts with Prescription Drug Plans (“PDPs”) under Medicare Part D, state Medicaid programs, long-term care institutions, third party insurance companies and private payors. Services provided include individualized medication management and support, staff and patient support programs and solutions, regulatory support and product delivery. When an order for a prescription is placed with the Company, it creates the performance obligation to deliver a prescription and related services. The performance obligation is satisfied at a point in time upon shipment for specialty pharmacies and upon delivery for other home and community-based pharmacies and facility-based pharmacies. Revenues are recognized at a point in time when the associated performance obligations are satisfied at the contractual rate established at or before the time the performance obligation is satisfied.

Contractual Allowances

Revenues and the associated receivables are based upon the actual reimbursements expected to be received and include contractual allowances based upon historical trends, contractual reimbursement terms and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

Cost of Goods and Cost of Services

We classify expenses directly related to providing goods and services, including associated depreciation and amortization expense, as cost of goods and cost of services, respectively. Direct costs and expenses principally include cost of drugs, salaries and benefits for direct care and service professionals, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct service or goods related expenses.

Supplier Rebates

Pharmacy Solutions receives rebates on purchases from select vendors and suppliers for achieving purchase volumes, primarily through agreements with or between WBA, certain of its affiliates and AmerisourceBergen Drug Corporation ("ABDC"). Rebates for brand name products are generally based on purchasing volumes or actual prescriptions dispensed. Rebates for generic products are primarily based on achieving purchasing volume requirements or other contractually based requirements. The Company considers these rebates product discounts, and as a result, the rebates are recorded as a reduction of product cost and relieved through cost of goods upon the sale of the related inventory or as a reduction of inventory for drugs which have not yet been sold. The rebate recorded is adjusted, if necessary, after the third party validates the appropriate data and notifies the Company of its agreement under the terms of the contract.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured. The majority of the Company’s bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are included in accrued expenses in our consolidated balance sheets, and the change in the related balances are reflected in operating activities in the Company’s consolidated statements of cash flows.

Accounts Receivable

Accounts receivable primarily consist of amounts due from PDPs under Medicare Part D, institutional healthcare providers, state Medicaid programs, other government agencies, third party insurance companies, and private payors. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for credit losses to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected, with the related expense recorded as a component of selling, general, and administrative expenses. The allowance for credit losses totaled $45.9 million and $47.4 million as of December 31, 2023 and 2022, respectively, and is reflected in accounts receivable, net of allowance for credit losses on our consolidated balance sheets.

Inventories

Inventory is primarily located at the Company’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out (“FIFO”) cost or net realizable value. Physical inventories are performed, at a minimum, on a quarterly basis at all pharmacy sites. Inventory and cost of goods are adjusted based upon the results of the physical inventory counts.

Investments

We consolidate investments when the entity is a VIEs and we are the primary beneficiary or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests or redeemable noncontrolling interests in our consolidated financial statements.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $0.7 million as of December 31, 2023 and 2022, and is reflected in other assets within our consolidated balance sheets.

Goodwill and Other Definite and Indefinite-lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company had six reporting units for the purposes of goodwill testing in 2023: Institutional Pharmacy, Home Infusion, Specialty Solutions, Hospice Pharmacy, Behavioral Services, and Home Health & Therapies. In 2022 and 2021, the Company also had a seventh reporting unit, Workforce Solutions, which was sold effective November 1, 2022. Refer to Note 3 for discussion of the divestiture. In 2023, 2022 and 2021, the Company performed a quantitative assessment of all reporting units as of October 1. Refer to Note 4 for discussion of results.

Our intangible assets consist primarily of customer relationships, trade names and definite-lived licenses, which are amortized over two to twenty years, based on their estimated useful lives. We also have indefinite-lived intangible licenses. The Company tests all intangible assets for impairment at least annually, and more frequently if impairment indicators arise. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized. We elected to perform a qualitative assessment for our indefinite-lived intangible assets for our annual impairment test in the fourth quarter of 2023, 2022 and 2021. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. We recorded intangible impairment of $8.3 million related to definite-lived intangible licenses for the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, we recorded no impairment related to definite-lived intangible assets.

Debt Issuance Costs

The Company capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. Debt issuance costs are capitalized and amortized as interest expense over the terms of the related debt using the effective interest rate method. Debt issuance costs related to term loans and specified maturity borrowings are presented as a direct reduction of the carrying value of the debt. Debt issuance costs related to revolving credit facilities and lines of credit are presented as other assets in our consolidated balance sheets.

Deferred Offering Costs

The Company has deferred offering costs, consisting of legal, accounting, filing and other fees and costs directly attributable to the Company’s initial public offering (“IPO”). Deferred offering costs are capitalized and recorded in other assets on the consolidated balance sheet. In the first quarter of 2024, these deferred offering costs will be recorded in shareholders’ equity as a reduction of proceeds received, upon the closing of the IPO, as a charge to additional paid in capital. As of December 31, 2023, deferred offering costs of $3.9 million were capitalized and included in other assets on our consolidated balance sheets. There were no deferred offering costs capitalized as of December 31, 2022.

Derivative Financial Instruments

The Company has interest rate swap agreements to manage its interest rate exposure. The Company does not use financial instruments for trading or other speculative purposes.

The interest rate swap agreements are designated as qualifying cash flow hedging relationships and changes in the fair values that are included in the assessment of effectiveness are recognized in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings. The Company formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. The gain or loss on the derivative included in the assessment of effectiveness is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company’s policy for treatment of discontinued derivative instruments states that the Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. Additionally, if it becomes probable that a forecasted transaction will not occur, the Company will recognize immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company would continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings.

Income Taxes

Our provision for income taxes is based on expected book income, permanent book/tax differences, discrete items and statutory tax rates in the various jurisdictions in which we operate. Income tax (benefit) expense includes the recognized portion of current and deferred income taxes at a federal, state, and local level. Significant estimates and judgments are required in determining the provision for income taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized.

The Company recognizes tax benefits that are considered more-likely-than-not to be sustained. Recognized income tax positions are measured at the largest amount that is more-likely-than-not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as corporate general and administrative expense which is included as part of selling, general, and administrative expenses.

Legal Contingencies

We are a party to numerous claims and lawsuits with respect to various matters. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 13.

Insurance Losses

We self-insure a substantial portion (subject to certain stop loss coverage at a high level of losses) of our general and professional liability, automobile liability, workers’ compensation risks, and health benefits. Provisions for losses for workers’ compensation risks and health benefits are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 4.0% and 3.5% at December 31, 2023 and 2022, respectively. Provisions for general and professional and automobile liabilities are recorded on a claims-made basis, which includes estimates of fully developed losses for both reported and unreported claims. Accruals for general and professional and automobile liabilities are based on analyses performed internally by management. The liabilities are evaluated quarterly, and any adjustments are reflected in earnings in the period identified. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may differ than the amounts recorded.

Transition Services Agreement

In conjunction with the divestiture of Workforce Solutions on November 1, 2022, BrightSpring entered into a transition services agreement (“TSA”) with the buyer to provide certain transition services in exchange for service fees totaling $15.0 million over the 36 months following the close of the transaction. Services provided primarily include business development, finance and accounting, human resources, IT, facilities management, and compliance. For the year ended December 31, 2023, the Company recognized $7.1 million of other income within selling, general, and administrative expenses in our consolidated statements of operations related to services rendered under the TSA. For the year ended December 31, 2022, other income related to the TSA was not significant.

Fair Value of Financial Instruments

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

(a) Level 1	Quoted prices in active markets for identified assets or liabilities.
(b) Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability.
(c) Level 3	Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

At December 31, 2023 and 2022, the fair value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt approximated fair value as interest rates and negotiated terms and conditions are consistent with current market rates due to the close proximity of recent refinancing transactions to the dates of these consolidated financial statements. All debt classifications and interest rate swaps represent Level 2 fair value measurements. Contingent consideration, which represents future earn-outs associated with acquisitions, represents a Level 3 fair value measurement as there is little or no market data available. Refer to Note 12.

Leases

We determine if an arrangement is, or contains, a lease at contract inception and recognize a right-of-use asset and a lease liability at the lease commencement date. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet for select asset classes. The lease liability is measured at the present value of future lease payments as of the lease commencement date. The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives. Amortization of the right-of-use asset and accretion of the lease liability for an operating lease are recognized as a single lease cost, on a straight-line basis, over the lease term and included in cost of goods, cost of services, or selling, general, and administrative expenses on our consolidated statements of operations. A finance lease right-of-use asset is amortized on a straight-line basis over the lesser of the useful life of the leased asset or lease term, with interest costs reported separately. Variable common area maintenance and property tax expenses are expensed as incurred. Reductions of the right-of-use asset and the change in the lease liability are included within the changes in other long-term assets and liabilities within operating activities on our consolidated statements of cash flows.

As our leases do not provide an implicit discount rate, we use our incremental borrowing rate as the discount rate for our leases, which is equal to the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. We determine the incremental borrowing rate applicable to each lease by reference to our outstanding secured borrowings. We then obtain a corporate yield curve with the same rating from an external source to adjust for differing tenors to reflect differing lease terms. We have elected to use the portfolio approach in determining our incremental borrowing rate. The incremental borrowing rate for all new or amended leases is based upon the lease terms. The lease terms for all the Company’s leases include the contractually obligated period of the leases, plus any additional periods covered by Company options to extend the leases that the Company is reasonably certain to exercise.

Certain leases provide that the lease payments may be increased annually based on the fixed rate terms or adjustable terms such as the Consumer Price Index. Future base rent escalations that are not contractually quantifiable as of the lease commencement date are not included in our lease liability.

We regularly review the carrying value of our right-of-use assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, operating results, as well as significant events or changes in the reimbursement or regulatory environment. If the undiscounted cash flows suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. We recorded a right-of-use asset impairment of $2.3 million, $2.5 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, included within selling, general, and administrative expenses on the consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (generally three to ten years for equipment and software and twenty years for buildings). Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of their respective leases (generally one to fifteen years).

We regularly review the carrying value of long-lived assets, with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, operating results, as well as significant events or changes in the reimbursement or regulatory environment. If the undiscounted cash flows suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. There was no impairment for the years ended December 31, 2023 and 2022. We recorded property and equipment impairment of $0.1 million for the year ended December 31, 2021, which is included within selling, general, and administrative expenses on the consolidated statements of operations.

Segments

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company’s operating segments have been identified based upon similar economic characteristics, nature of services, types of customers and how the CODM manages the business and allocates resources in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company has identified three operating segments and has aggregated two of these operating segments into the Provider Services reportable segment. The Pharmacy Solutions operating segment is also a reportable segment.

In our Provider Services reportable segment, we provide a variety of services to help manage the whole-person health of our patients in their homes and communities through services such as home health care and hospice care and long-term specialty care. This includes providing services to support individuals who need assistance with daily living due to an intellectual, developmental or cognitive disability.

Our Pharmacy Solutions segment operates long-term institutional pharmacies, hospice pharmacies, specialty oncology pharmacies and home infusion centers. Our service offerings are impacted by medication availability and reliability, cost containment, staff and patient support solutions, and regulatory support. Our Pharmacy Solutions segment is designed to drive medication adherence, patient outcomes, process efficiency, and compliance in a number of areas.

Substantially all of the Company’s revenues are generated inside the United States, with the Provider Services segment generating insignificant amounts of revenue in Canada. Refer to Note 16 for additional information on the Company’s segments.

Weighted-Average Shares Outstanding

Basic (loss) earnings per share of common stock is calculated by dividing net (loss) income by the weighted average number of shares outstanding for the reporting period. Diluted (loss) earnings per share of common stock is computed similarly to basic (loss) earnings per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards, if dilutive. In periods of net loss, no potential common shares are included in the diluted shares outstanding as the effect is anti-dilutive. The number of additional shares of common stock related to stock option awards subject to only a time-based condition is calculated using the treasury stock method, if dilutive. Stock option awards subject to a performance condition are not included in the denominator of diluted earnings per share calculation using the treasury stock method as the performance condition has not been satisfied.

The following table sets forth, for the periods indicated, shares used in our computation of weighted-average shares outstanding, which are used to calculate our basic and diluted net (loss) income attributable to the Company:

	For the Years Ended December 31,
	2023	2022	2021
Weighted average number of shares outstanding - basic	117,867,684	117,840,253	117,589,763
Effect of dilutive securities:
Stock options	—	—	4,200,614
Weighted average number of shares outstanding - diluted	117,867,684	117,840,253	121,790,377
Anti-dilutive shares	7,053,665	7,114,171	—

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payment awards based on the fair value of each award at its grant date and recognizes expense over the related service period on a straight-line basis. The Company accounts for forfeitures of share-based compensation awards as they occur. Compensation expense for share-based payments is included in selling, general, and administrative expenses in our consolidated statements of operations.

Foreign Currency Translation

BrightSpring’s Canadian subsidiary designates its local currency as its functional currency. Operating results are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using period-end exchange rates. The resulting translation adjustments are included as a component of our AOCI in shareholders’ equity. Operating results from foreign operations are not material to our consolidated financial statements.

Government Actions to Mitigate COVID-19’s Impact

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the declaration of a public health emergency associated with COVID-19 subsequently expired on May 11, 2023.

In recognition of the significant threat to the liquidity of financial markets posed by the COVID-19 pandemic, the Federal Reserve and Congress took dramatic actions to provide liquidity to businesses and the banking system in the United States. One of the primary sources of relief for healthcare providers is the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was expanded by the Paycheck Protection Program and Health Care Enhancement (“PPPHCE”) Act, and the Consolidated Appropriations Act (“CAA”). In total, the CARES Act, the PPPHCE Act, and the CAA authorized $178 billion in funding to be distributed to health care providers through the Provider Relief Fund.

The Company received and recognized into income $18.8 million from the Provider Relief Fund (“PRF”) for the year ended December 31, 2023. The Company received no funds and recognized $29.8 million of income related to the PRF for the year ended December 31, 2022. The Company received $31.4 million, returned $3.9 million and recognized $20.3 million of income related to PRF for the year ended December 31, 2021. The income recognized in each period was offset directly by the expenses incurred within selling, general, and administrative expenses on our consolidated statements of operations, which resulted in no net financial impact to the Company.

In addition to the Provider Relief Fund, the CARES Act provided for the temporary suspension of the automatic 2% reduction of Medicare claim reimbursements (“sequestration”) to providers for the period May 1, 2020 through March 31, 2022 (but also extending sequestration through 2032). The sequestration payment adjustment was reinstated as a 1% and 2% reduction to Medicare claim reimbursements effective April 1, 2022 and July 1, 2022, respectively. The Medicare sequester relief resulted in an increase of $3.3 million and $6.1 million to Provider Services’ net service revenues for the years ended December 31, 2022, and 2021, respectively.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was further clarified in January 2021 through the issuance of ASU 2021-01, Reference Rate Reform (Topic 848): Scope and December 2022 through the issuance of ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This amendment is effective as of March 12, 2020 through December 31, 2024. The expedients and exceptions provided by this new guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationships. We adopted certain of these expedients during the year ended December 31, 2022 related to hedge accounting as certain of our debt agreements and hedging relationships bore interest at variable rates, primarily U.S. dollar LIBOR. The adoption of, and future elections under this new guidance did not and are not expected to have a material impact on our consolidated financial statements. On June 30, 2023, the Company’s financial instruments were transitioned to new reference rates and we will continue to monitor the discontinuance of LIBOR on our debt agreements and hedging relationships.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about certain government assistance they receive. Such disclosure requirements include the nature of the transactions and the related accounting policy used, the line items on the balance sheet and statement of operations that are affected and the amounts applicable to each financial statement line item and significant terms and conditions of the transactions. ASU 2021-10 was effective for the Company January 1, 2022. The adoption of ASU 2021-10 did not have a material impact to the existing disclosures made in relation to government assistance received by the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and clarifying and amending existing guidance. It is effective for annual and interim periods beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. There are several adoption methods for different amendments in this ASU, including retrospective method for amendments related to separate financial statements of legal entities that are not subject to tax, modified retrospective method for amendments related to changes in ownership of foreign equity method investments or subsidiaries, either retrospective or modified retrospective method for amendments related to franchise taxes that are partially based on income and prospective method for all other amendments. We adopted ASU 2019-12 as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting. This ASU requires the following disclosures on an annual and interim basis:

•
Significant segment expenses that are regularly provided to the CODM and included with each reported measure of segment profit/loss;
•
Other segment items by reportable segment, consisting of differences between segment revenue and segment profit/loss not already disclosed above;
•
Other information by reportable segment, including total assets, depreciation and amortization, and capital expenditures; and
•
The title of the CODM and an explanation of how the CODM uses the reported measures of segment profit/loss in assessing segment performance and deciding how to allocate resources.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is evaluating the impact to the related segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires the following disclosures on an annual basis:

•
A tabular rate reconciliation using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory tax further broken out by nature and/or jurisdiction;
•
Qualitative disclosure of the nature and effect of significant reconciling items by specific categories and individual jurisdictions; and
•
Income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes paid.

The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to the income tax disclosures.

2.
Revenues

The Company is substantially dependent on revenues received under contracts with federal, state, and local government agencies. Operating funding sources are generally earned from Medicaid, Medicare, commercial insurance reimbursement and from private and other payors. There is no single customer whose revenue was 10% or more of our consolidated revenue. The following tables set forth revenue by payor type for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Pharmacy Solutions
	For the Years Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicare D	$3,365.9	38.1%	$2,713.3	35.1%	$2,259.0	33.7%
Medicaid	657.7	7.5%	516.4	6.7%	406.2	6.1%
Commercial Insurance	1,703.4	19.3%	1,353.9	17.6%	1,102.5	16.5%
Medicare A	549.5	6.2%	480.3	6.2%	471.7	7.1%
Private & Other	181.5	2.1%	158.5	2.1%	121.9	1.8%
Medicare B	64.5	0.7%	42.0	0.6%	28.1	0.4%
	$6,522.5	73.9%	$5,264.4	68.3%	$4,389.4	65.6%

	Provider Services
	For the Years Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$1,335.5	15.1%	$1,290.2	16.7%	$1,227.9	18.3%
Commercial Insurance	153.2	1.7%	134.0	1.7%	113.2	1.7%
Medicare A	472.4	5.4%	466.5	6.1%	341.5	5.1%
Private & Other	319.9	3.6%	287.8	3.7%	277.7	4.1%
Medicare B	22.7	0.3%	3.0	0.0%	2.4	0.0%
	$2,303.7	26.1%	$2,181.5	28.2%	$1,962.7	29.2%

	Other
	For the Years Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Department of Labor	$—	0.0%	$273.4	3.5%	$346.0	5.2%
Private & Other	—	0.0%	1.3	0.0%	—	0.0%
	$—	0.0%	$274.7	3.5%	$346.0	5.2%

	Consolidated
	For the Years Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicare D	$3,365.9	38.1%	$2,713.3	35.1%	$2,259.0	33.7%
Medicaid	1,993.2	22.6%	1,806.6	23.4%	1,634.1	24.4%
Commercial Insurance	1,856.6	21.0%	1,487.9	19.3%	1,215.7	18.2%
Medicare A	1,021.9	11.6%	946.8	12.3%	813.2	12.2%
Private & Other	501.4	5.7%	447.6	5.8%	399.6	5.9%
Medicare B	87.2	1.0%	45.0	0.6%	30.5	0.4%
Department of Labor	0.0	0.0%	273.4	3.5%	346.0	5.2%
	$8,826.2	100.0%	$7,720.6	100.0%	$6,698.1	100.0%

Refer to Note 16 for the disaggregation of revenues by segment.

3.
Acquisitions & Divestitures

2023 Acquisitions

During the year ended December 31, 2023, we completed five acquisitions within the Pharmacy Solutions and Provider Services segments. We entered these transactions in order to expand our services and geographic offerings. Aggregate consideration for these acquisitions was approximately $73.1 million. No cash was acquired as a part of these transactions. The operating results of these acquisitions are included in our consolidated financial statements from the date of each acquisition.

The following table summarizes the consideration paid (in thousands) for 2023 acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for measurement-period adjustments through December 31, 2023. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $29.8 million and $43.3 million, respectively.

Accounts receivable	$2,300
Inventories	919
Property and equipment	450
Intangible assets	37,914
Goodwill	31,694
Operating lease right-of-use assets	530
Accrued expenses	200
Current portion of obligations under operating leases	207
Obligations under operating leases, net of current portion	323
Aggregate purchase price	$73,077

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired customer relationships, licenses, trade names, and non-compete agreements based on the values assigned in prior acquisitions. These amounts will be adjusted upon receipt of the final valuation reports. Based on the Company’s preliminary valuations, the total estimated consideration of $73.1 million has been allocated to assets acquired as of the acquisition dates.

The estimated intangible assets consist primarily of $18.9 million in licenses, $14.0 million in customer relationships, $3.9 million in trade names, and $1.1 million in covenants not to compete. Definite-lived intangible assets have an estimated weighted average useful life of 11.2 years, and the licenses were assigned an indefinite life. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

The above acquisitions contributed approximately $55.1 million in revenue and $4.5 million in operating income during the year ended December 31, 2023. Pro forma financial data for 2023 acquisitions has not been included as the results of the operations are not material to our consolidated financial statements.

During the year ended December 31, 2023, the Company incurred approximately $2.5 million in transaction costs related to completed 2023 acquisitions. These costs are included in selling, general, and administrative expenses in our consolidated statements of operations.

2022 Acquisitions

During the year ended December 31, 2022, we completed six acquisitions within the Pharmacy Solutions and Provider Services segments. We entered into these transactions in order to expand our services and geographic offerings. Aggregate consideration net of cash acquired for these acquisitions was approximately $44.9 million. The operating results of these acquisitions are included in our consolidated financial statements from the date of each acquisition.

The following table summarizes the consideration paid (in thousands) for 2022 acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for measurement-period adjustments through December 31, 2022. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $20.7 million and $24.2 million, respectively.

Accounts receivable	$917
Inventories	33
Prepaids and other current assets	43
Property and equipment	384
Operating lease right-of-use assets	1,941
Intangible assets	17,566
Goodwill	36,036
Other assets	10
Trade accounts payable	1,164
Accrued expenses	517
Current portion of obligations under operating leases	272
Current portion of obligations under financing leases	10
Obligations under operating leases, net of current portion	1,669
Obligations under financing leases, net of current portion	5
Additional paid-in capital	1,890
Redeemable noncontrolling interest	6,509
Aggregate purchase price, net of cash acquired	$44,894

Consideration for the Abode Care Partners joint venture formation included a cash contribution of $6.2 million and the contribution of a wholly-owned subsidiary of BrightSpring, resulting in a credit to additional paid-in capital of $1.9 million.

The intangible assets consist primarily of $15.0 million in customer relationships, $1.8 million in trade names, $0.5 million in covenants not to compete and $0.3 million in licenses. Definite-lived intangible assets have an estimated weighted average useful life of 15.9 years. We expect $33.3 million of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

The Company finalized the purchase price allocations for the 2022 acquisitions during 2023, within one year of the respective acquisition dates. Measurement period adjustments for 2022 acquisitions recorded in the year ended December 31, 2023 were not material to the consolidated financial statements.

The above acquisitions contributed approximately $26.5 million in revenue and $3.6 million of operating income during the year ended December 31, 2022. Pro forma financial data for all 2022 acquisitions has not been included as the results of the operations are not material to our consolidated financial statements.

During the year ended December 31, 2022, the Company incurred approximately $1.7 million in transaction costs related to completed 2022 acquisitions. These costs are included in selling, general, and administrative expenses in our consolidated statements of operations.

Divestitures

On November 1, 2022, the Company completed the sale of its wholly-owned subsidiary Arbor E&T, LLC which comprises 100% of the Workforce Solutions operating segment and reporting unit for a base purchase price of $155.8 million, net of cash divested of $2.7 million. The divestiture reflects the Company’s decision to focus on driving its community-based health care strategy with focus on being the leading, diversified, independent provider of home and community-based healthcare services in the United States. The sale resulted in a loss on sale of $5.5 million which is reported in the consolidated statements of operations within selling, general, and administrative expenses. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation. As such, the results of operations of Workforce Solutions are consolidated in the Company’s results of operations for the year ended December 31, 2022, through the date of sale.

4.
Goodwill and Intangible Assets

In 2023, 2022 and 2021, the Company performed a quantitative assessment of all reporting units as of October 1. We utilized a combination of the discounted cash flow analysis or “income approach” (50%) and the “market approach” (50%).

2023 and 2021 Goodwill Impairment Analyses

Our 2023 and 2021 goodwill impairment analyses concluded that the fair values of all reporting units were in excess of their carrying amounts. Subsequent to completing our goodwill impairment tests, no further indicators of impairment were identified. Based on these analyses, we recorded no goodwill impairment for the years ended December 31, 2023 or 2021.

2022 Goodwill Impairment Analysis

Our 2022 goodwill impairment analyses concluded that the fair values of the Institutional Pharmacy, Specialty Solutions, Home Infusion, Home Health & Therapies, and Behavioral Services reporting units were in excess of their carrying amounts. Based on these analyses, we recorded no impairment related to goodwill for these reporting units.

Our 2022 goodwill impairment analyses concluded that the fair values were less than the carrying amounts of the Hospice Pharmacy and Workforce Solutions reporting units. We recognized non-cash goodwill impairment charges of $25.5 million related to the Hospice Pharmacy reporting unit and $15.4 million related to the Workforce Solutions reporting unit during 2022, which represent the excess of the reporting units’ carrying values over their respective estimated fair values at October 1, 2022. Neither reporting unit includes indefinite-lived intangible assets.

The decline in the Hospice Pharmacy reporting unit’s fair value below its carrying value was primarily attributable to an increase in the market-based weighted average cost of capital (“WACC”) used to discount the forecasted cash flows. The increase in the WACC was driven by recent increases in the equity market risk premium and higher interest rates. At December 31, 2022, the Company had goodwill of $92.1 million remaining in its Hospice Pharmacy reporting unit after accumulated goodwill impairment charges of $25.5 million.

The decline in the Workforce Solutions reporting unit’s fair value below its carrying value was primarily attributable to an increase in the market-based WACC used to discount the forecasted cash flows. The increase in the WACC was driven by recent increases in the equity market risk premium and higher interest rates. The Company had no goodwill in its Workforce Solutions reporting unit at December 31, 2022 due to the divestiture of the reporting unit effective November 1, 2022. Refer to Note 3 for discussion of divestiture.

Subsequent to completing our goodwill impairment tests, no further indicators of impairment were identified.

The determination of whether the carrying value of the reporting unit exceeds its fair value involves a high degree of estimation and can be affected by a number of industry and company-specific risk factors that are subject to change over time. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize additional impairment charges in future periods.

A summary of changes to goodwill is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Other	Total
Goodwill at January 1, 2022	$832,021	$1,732,410	$93,462	$2,657,893
Goodwill added through acquisitions	14,796	20,700	—	35,496
Measurement period adjustments	44	1,841	344	2,229
Goodwill impairment	(25,455)	—	(15,401)	(40,856)
Divestitures	—	—	(77,968)	(77,968)
Foreign currency adjustments	—	(276)	(437)	(713)
Goodwill at December 31, 2022*	$821,406	$1,754,675	$—	$2,576,081
Goodwill added through acquisitions	12,583	19,111	—	31,694
Measurement period adjustments	—	540	—	540
Foreign currency adjustments	—	97	—	97
Goodwill at December 31, 2023*	$833,989	$1,774,423	$—	$2,608,412

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$697,947	$344,662	$353,285	$684,000	$272,667	$411,333	5-20
Trade names	330,029	117,579	212,450	326,792	94,343	232,449	3-20
Licenses	238,682	56,022	182,660	250,107	45,733	204,374	15-20
Doctor/payor network	12,730	8,800	3,930	68,030	53,230	14,800	5-8
Covenants not to compete	13,126	8,535	4,591	12,320	6,587	5,733	2-7
Other intangible assets	10,949	4,809	6,140	10,949	3,243	7,706	5-7
Total definite-lived assets	$1,303,463	$540,407	$763,056	$1,352,198	$475,803	$876,395
Licenses	118,420	—	118,420	99,467	—	99,467	Indefinite
Total intangible assets	$1,421,883	$540,407	$881,476	$1,451,665	$475,803	$975,862

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $123.1 million, $126.5 million and $132.5 million, respectively.

As of December 31, 2023, total estimated amortization expense for the Company’s definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2024	$112,911
2025	106,320
2026	97,511
2027	64,558
2028	57,511
Thereafter	324,245
$763,056

5.
Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	December 31, 2023	December 31, 2022
First Lien - payable to lenders at SOFR* plus applicable margin (8.72% and 7.63% as of December 31, 2023 and 2022, respectively)	$1,719,360	$1,737,270
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR* plus applicable margin (8.97% and 7.88% as of December 31, 2023 and 2022, respectively)	1,189,975	1,202,212
Second Lien - payable to lenders at SOFR* plus applicable margin (13.97% and 12.88% as of December 31, 2023 and 2022, respectively)	450,000	450,000
Revolving Credit Loans - payable to lenders at SOFR* plus applicable margin (9.59% as of December 31, 2023)	50,000	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin (11.75% and 10.75% as of December 31, 2023 and 2022, respectively)	700	74,800
Notes payable and other	4,356	452
Total debt	3,414,391	3,464,734
Less: debt issuance costs, net	50,177	70,025
Total debt, net of debt issuance costs	3,364,214	3,394,709
Less: current portion of long-term debt	32,273	30,407
Total long-term debt	$3,331,941	$3,364,302

* Beginning June 30, 2023, the debt instruments bear interest at a rate equal to SOFR plus applicable margin. Prior to June 30, 2023, the debt instruments bore interest at a rate equal to LIBOR plus applicable margin.

As of December 31, 2023, maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2024	$32,273
2025	82,958
2026	2,849,055
2027	450,012
2028	12
Thereafter	81
$3,414,391

See Note 11 for maturities of obligations under financing leases.

The following discussion summarizes the debt agreements and related modifications for the years ended December 31, 2023 and 2022.

Obligations under the First Lien and Second Lien Facility are guaranteed by Phoenix Guarantor, Inc., a subsidiary of the Company, and each of its current and future direct and indirect subsidiaries other than (among others) (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) certain receivables financing subsidiaries, (v) certain immaterial subsidiaries and (vi) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries.

The current credit facilities described below contain customary negative covenants, including, but not limited to, restrictions on the Company and its restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates or change their lines of business or fiscal year. In addition, the terms of the credit facilities will not permit the consolidated First Lien secured debt to consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to be greater than 6.90 to 1.00, which shall be tested as of the end of the most recent quarter at any time when the aggregate Revolving Credit Facility loans exceed 35% of the total revolving credit commitments.

We were in compliance with all applicable financial debt covenants at December 31, 2023 and 2022.

First Lien Credit Agreement

On March 5, 2019, the Company entered into a First Lien Credit Agreement (the “First Lien”), with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and the Collateral Agent. The First Lien originally consisted of a principal amount of $1,650.0 million. In 2019, an additional delayed draw of $150.0 million was made on the First Lien, resulting in a gross borrowing of $1,800.0 million.

On June 30, 2023, the Company amended the terms of the First Lien to reflect a change in reference rate from LIBOR to Secured Overnight Financing Rate (“SOFR”).

Borrowings of Tranche B-1 Term Loans (as defined in the First Lien) under the First Lien bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 0.00%) plus 3.25% or (b) Alternate Base Rate (“ABR”) plus 2.25%. Immediately prior to June 30, 2023, the borrowings bore interest at a rate equal to, at our option, (a) LIBOR (with a floor of 0.00%) plus 3.25% or (b) ABR plus 2.25%. Principal payments are due on the last business day of each quarter, commencing in September of 2019 and equate to 0.25% of the aggregate principal of the original loan amount, with a balloon payment due in March 2026.

First Lien Credit Agreement – Tranche B-2 and Tranche B-3

The First Lien, as amended in 2020, provides for the establishment of a Tranche B-2 Term Loan (“Tranche B-2”) in an aggregate principal amount equal to $550.0 million. The First Lien, as amended in 2021, provides for the establishment of a Tranche B-3 Term Loan (“Tranche B-3”) in an aggregate principal amount equal to $675.0 million. Borrowings under Tranche B-2 and Tranche B-3, bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 0.00%) plus 3.50% or (b) ABR plus 2.50%. Immediately prior to June 30, 2023, borrowings under Tranche B-2 and Tranche B-3 bore interest at a rate equal to, at our option, (a) LIBOR (with a floor of 0.00%) plus 3.50% or (b) ABR plus 2.50%. Principal payments are due on the last business day of each fiscal quarter, commencing on June 30, 2021 and equate to 0.25% of the aggregate principal of the original loan amount, with a balloon payment due in March 2026.

On February 21, 2024, we used a portion of the net proceeds received from the Offerings to repay $343.3 million of the borrowings under the First Lien, and established a new Tranche B-4 Term Loan to refinance the remaining $2,566.0 million of First Lien borrowings at a rate equal to SOFR plus 3.25% and a maturity date of February 21, 2031.

Revolving Credit Facility

The First Lien, as amended, extended credit in the form of Revolving Credit Facility (the “Revolver”) made available at any time and from time to time prior to the Revolving Credit Maturity Date (as defined in the First Lien), in an aggregate principal amount outstanding not in excess of $187.5 million less Swingline Loans and Letters of Credit issued under the LC Sublimit outstanding at such time. The Revolver comprises Revolving Credit Loans and Swingline Loans. Additionally, the Letter of Credit Issuer may issue standby Letters of Credit at any time, initially in an aggregate stated amount outstanding not in excess of $82.5 million (the “LC Sublimit”) and the Swingline Lender may issue Swingline Loans at any time and from time to time prior to the Revolving Credit Maturity Date, in an aggregated amount outstanding not in excess of $50.0 million.

On June 30, 2023, the Company completed an amendment of our Revolver that increased the revolving credit capacity to $475.0 million from $320.0 million and extended the Revolver Credit Maturity Date to June 30, 2028 subject to a springing maturity covenant if our term loans are not refinanced prior to December 4, 2025. The Company refinanced the term loans on February 21, 2024, removing the springing maturity covenant. Borrowings bear interest at a rate equal to, SOFR (with a floor of 0.00%) plus 4.25% for the Revolving Credit Loans or ABR plus 3.25% for the Swingline Loans. Immediately prior to June 30, 2023, borrowings bore interest at a rate equal to LIBOR (with a floor of 0.00%) plus 4.25% for the Revolving Credit Loans or ABR plus 3.25% for the Swingline Loans.

The total borrowing capacity under the Revolver was $475.0 million and $320.0 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit reducing the available borrowing capacity to approximately $417.7 million. As of December 31, 2022, the Company had $74.8 million of borrowings outstanding under the Revolver and $4.3 million of letters of credit reducing the available borrowing capacity to approximately $240.9 million.

The Company’s First Lien as amended also provides for an additional $55.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit. As of December 31, 2023 and 2022, there were $54.3 million and $54.6 million of letters of credit outstanding under the LC Facility, respectively, resulting in an available borrowing capacity of $0.7 million and $0.4 million, respectively.

Following the Offerings, we used a portion of the net proceeds received to repay all outstanding borrowings under the Revolver.

Second Lien Credit Agreement

The Company’s amended and restated Second Lien Credit Agreement (the “Second Lien Facility”), with certain Lenders and Wilmington Trust, National Association, as the Administrative Agent and the Collateral Agent consists of a principal amount of $450.0 million.

Borrowings under the Second Lien Facility term are subordinated to the First Lien and bear interest at a rate equal to, at our option, (a) SOFR (with a floor of 1.00%) plus 8.50% or (b) ABR plus 7.50%. Immediately prior to June 30, 2023, the Second Lien Facility bore interest at a rate equal to, at our option, (a) LIBOR (with a floor of 1.00%) plus 8.50% or (b) ABR plus 7.50%. The aggregate principal is due with a balloon payment in March 2027.

Following the Offerings, we used a portion of the net proceeds received to repay all outstanding borrowings under the Second Lien Facility.

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, all effective September 30, 2022. Taken together with the related debt, these swaps create the economic equivalent of fixed-rate debt, up to the notional amount of the hedged debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company mitigates counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

As of December 31, 2023, we have the following cash flow hedge agreements with a total notional value of $2.0 billion:

Financial Institution	Effective Dates	Floating Rate Debt	Fixed Rates
Credit Suisse	September 30, 2022 through September 30, 2025	$500,000,000	3.4165%
Morgan Stanley	September 30, 2022 through September 30, 2025	1,050,000,000	3.4200%
Credit Agricole Corporate and Investment Bank	September 30, 2022 through September 30, 2025	450,000,000	3.5241%

The fair value of the cash flow hedges as of December 31, 2023 and 2022 was $24.9 million and $36.8 million, respectively, and reflected in other assets on the consolidated balance sheets.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $31.4 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. The Company expects approximately $25.0 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The repayments on outstanding borrowings in 2024 did not impact the effectiveness of the cash flow hedge arrangements outstanding as of December 31, 2023.

6.
Income Taxes

(Loss) income before income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
U.S. Operations	$(177,610)	$(45,852)	$68,112
Foreign Operations	197	98	750
(Loss) income before income taxes	$(177,413)	$(45,754)	$68,862

Income tax (benefit) expense attributable to (loss) income before income taxes is summarized as follows (in thousands):

	December 31,
	2023	2022	2021
Current Provision
Federal	$25,433	$26,674	$720
State	6,581	9,710	10,206
Foreign	40	43	185
Total current provision	32,054	36,427	11,111
Deferred provision
Federal	(43,853)	(21,878)	12,145
State	(8,779)	(6,084)	(5,656)
Total deferred provision	(52,632)	(27,962)	6,489
Income tax (benefit) expense	$(20,578)	$8,465	$17,600

A reconciliation of the U.S. Federal income tax rate of 21.0% to income tax (benefit) expense expressed as a percent of pretax (loss) income follows:

	December 31,
	2023	2022	2021
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income tax (benefit) expense:
State and foreign income taxes, net of federal benefits	(0.4)	(5.5)	6.0
Jobs tax credits, net	1.7	6.7	(4.5)
State deferred rate change	1.9	(0.5)	(0.3)
Legal claims	(14.4)	—	0.5
Non-deductible expenses	(0.3)	0.2	0.9
Share-based compensation	1.1	0.3	(0.1)
Non-deductible goodwill	—	(39.7)	0.8
Uncertain tax positions	(0.6)	0.1	(0.1)
Adjustments associated with prior year provision	0.9	(0.8)	(0.6)
Change in valuation allowance – charitable contributions	—	—	2.0
Other	0.7	(0.3)	—
Total	11.6%	(18.5)%	25.6%

On December 27, 2020, the Consolidated Appropriations Act was signed into law and extended the jobs credit provisions through 2025. Accordingly, jobs credits generated during the year have been recognized in the provision for income taxes for all years presented.

The decrease in income tax attributable to legal claims in 2023 is primarily attributable to the settlement of the Silver matter discussed in Note 13, which was treated as nondeductible because the settlement payment will be to, or at the direction of, a governmental entity. The terms of the settlement agreement, including the deductibility of some or all of the settlement payment, are not yet finalized, and could result in a change in treatment for tax purposes upon finalization.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$48,404	$37,789
Allowance for credit losses and contractual allowances	23,986	23,857
Net operating losses	18,846	20,062
Share-based compensation	4,628	4,077
IRC §163(j) interest	84,696	37,561
Operating lease liability	68,939	65,366
Other	18,258	20,332
Deferred tax assets	267,757	209,044
Valuation allowances	(9,866)	(10,260)
Deferred tax assets, net	257,891	198,784

Deferred tax liabilities:
Operating lease right-of-use asset	(67,633)	(63,895)
Property and equipment	(13,896)	(20,073)
Goodwill and other intangible assets	(178,881)	(182,903)
Insurance recovery	(15,048)	(2,111)
Derivatives	(6,101)	(9,193)
Deferred tax liabilities	(281,559)	(278,175)
Deferred income taxes, net	$(23,668)	$(79,391)

As of December 31, 2023, the Company has federal net operating loss (“NOL”) carryforwards of $11.1 million ($2.3 million deferred tax asset) that resulted from stock acquisitions the Company completed from 2013 through 2019. These NOLs are subject to limitations under Internal Revenue Code (“IRC”) §382. However, the Company expects that it will more-likely-than-not be able to use the recorded amount which takes into account the limitations of the carryforwards. The deferred tax asset for state NOL carryforwards is $6.4 million, net of the federal tax impact and valuation allowances of $9.9 million. The state NOLs have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

With the enactment of the Tax Cuts and Jobs Act of 2019 (“TCJA”) on December 22, 2017, as of January 1, 2018 and as adjusted by the enactment of the CARES Act on March 25, 2020, the Company is subject to a limitation on interest expense in excess of 30% (50% for 2019 and 2020 pursuant to the CARES Act) of adjusted taxable income calculated for purposes of IRC §163(j). The limitation in any given year may be carried forward indefinitely and deducted as interest expense in future periods. The Company has federal interest expense carryforwards of $330.1 million ($69.3 million deferred tax asset) available for utilization in future years. The deferred tax asset for state interest expense carryforwards is $15.4 million.

A valuation allowance for deferred tax assets was provided as of December 31, 2023 and 2022 related to state income tax NOL carryforwards. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more-likely-than-not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$505	$558
Increase related to prior year tax positions	1,502	1
(Decrease) increase related to current year tax positions	(42)	7
Lapse of statue of limitations	(463)	(61)
Balance at end of year	$1,502	$505

Included in the balance of total unrecognized tax benefits at December 31, 2023 are potential benefits of $0.1 million, which if recognized, would affect the effective tax rate for the year ending December 31, 2024 Unrecognized tax benefits that reduce a NOL, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2018. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We expect that the amounts of unrecognized tax benefits will be reduced by $0.1 million within the next twelve months. Total accrued interest and penalties was $0.1 million as of December 31, 2023 and 2022, and are included in accrued expenses.

7.
Property and Equipment, Net

Property and equipment is summarized as follows (in thousands):

	December 31,	December 31,
	2023	2022
Land and land improvements	$8,404	$8,788
Furniture and equipment	202,287	167,312
Software	190,351	158,178
Buildings	36,209	36,872
Leasehold improvements	91,872	80,629
Property and equipment under finance lease (Note 11)	83,329	71,008
Construction in progress	1,545	2,333
	613,997	525,120
Less: accumulated depreciation	368,089	296,039
Property and equipment, net	$245,908	$229,081

Depreciation expense is recorded within cost of goods, cost of services, and selling, general, and administrative expenses within our consolidated statements of operations, depending on the nature of the underlying fixed assets. Depreciation expense was $79.2 million, $77.5 million and $66.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

8.
Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Non-trade receivables	$67,126	$27,906
Rebate receivable	41,791	46,914
Inventory returns receivable	15,300	14,632
Prepaid insurance	13,206	13,077
Income tax receivable	4,935	3,055
Prepaid maintenance	3,619	5,171
Other prepaid expenses and current assets	13,190	13,513
Total prepaid expenses and other current assets	$159,167	$124,268

Other assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash flow hedges	$24,947	$36,818
Cloud computing	9,453	7,843
Insurance recoveries	8,509	7,994
Notes receivable	7,840	978
Deposits	7,137	6,833
Deferred offering costs	3,850	—
Deferred debt issuance costs	3,349	2,017
Equity method investments	720	736
Other assets	7,033	6,445
Total other assets	$72,838	$69,664

Accrued expenses consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Wages and payroll taxes	$127,707	$93,963
Legal settlements and professional fees	114,677	6,584
Recoupment fees	36,071	32,997
Compensated absences	32,085	30,561
Deferred revenue	30,848	29,043
Automobile insurance reserves	27,381	3,694
General and professional liability insurance reserves	22,738	7,162
Workers compensation insurance reserves	22,480	23,523
Health insurance reserves	13,452	15,156
Taxes other than income taxes	9,305	8,418
Checks in excess of cash balance	9,018	3,988
Interest	3,125	1,769
Contingent consideration	2,650	3,918
Medicare advances	240	637
Other	40,586	36,324
Total accrued expenses	$492,363	$297,737

Long-term liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Workers compensation insurance reserves	$30,514	$32,058
General and professional liability insurance reserves	28,350	21,537
Legal settlements and professional fees	10,000	—
Automobile insurance reserves	8,526	8,055
Employee incentives	5,189	5,066
Contingent consideration	2,681	1,900
Deferred gain	1,346	1,490
Other	5,337	5,837
Total long-term liabilities	$91,943	$75,943

9.
Benefit Plans

The Company has established 401(k) Plans, as defined contribution benefit plans, in accordance with §401(k) of the IRC. The 401(k) plans are open to employees who meet certain eligibility requirements and allow participating employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. Matching contributions are discretionary and subject to change by management. Our contributions to the plans were $6.3 million, $5.4 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

10.
Common Stock and Share-Based Compensation

Common Stock

At December 31, 2023 and 2022, the total number of shares of capital stock which the Company has the authority to issue is 137,398,625, all of which shares are common stock having a par value per share of $0.01. The holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, conversion, redemption or sinking fund provisions applicable to the Company’s common stock. In addition, the Company’s Credit Agreement imposes restrictions on its ability to pay cash dividends.

Stock Incentive Plan

In January 2018, the Compensation Committee of the Company’s Board of Directors approved a grant of 4,874,558 options in the Company under a stock option plan established in 2017 to key members of the Company’s management. The options are divided into tranches: (i) 50% vest based on the passage of time over five (5) years (the “Time-Based Options”), (ii) 25% vest based on the achievement of annual adjusted EBITDA targets over five (5) years (the “Tier I Performance Options”) and (iii) 25% vest based on KKR recovering a specified return on its investment or internal rate of return (the “Tier II Performance Options”).

Following the BrightSpring Corp. Acquisition, the Compensation Committee of the Company’s Board of Directors approved the modification of the previously granted Tier I and Tier II Performance Options. Tier 1 Performance options now vest upon the attainment of Sponsor Month over Month (“MoM”) (quotient obtained by dividing sponsor cash available by sponsor cash invested) of at least 2.0 or greater and Tier II Performance Options vest upon the attainment of a Sponsor MoM of at least 2.5 or greater. The MoM levels are considered a market condition which also create an implied performance condition because the MoM levels cannot be achieved without the occurrence of a liquidity event.

During 2023 and 2022, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,114,883 and 979,063 options, respectively, under the Option Plan to key members of the Company’s management.

Upon the consummation of the Offerings, the Compensation Committee of the Company’s Board of Directors approved and granted approximately $163.3 million in non-cash share-based compensation to our management and certain other full-time employees consisting of approximately $53.1 million of restricted stock units and approximately $10.2 million of options, in each case, with a per-share price or a per-share exercise price of $13.00, respectively. The Compensation Committee of the Board of Directors also approved grants of restricted stock units totaling up to $100.0 million to a broad group of eligible employees, expected to be issued starting in the second quarter of fiscal year 2024.

The options all have a 10-year life.

Stock Incentive Plan Activity

The Company granted 1,114,883, 979,063, and 613,190 stock options during the years ended December 31, 2023, 2022 and 2021, respectively. Compensation cost will not be recognized for the Tier I and II Performance Options until the attainment of the implied performance condition occurs.

The following table summarizes the Time-Based Options stock incentive plan activity for the period presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in millions)	Aggregate Intrinsic Value (in millions)
Outstanding options at January 1, 2023	7,114,171	$7.80	$20.9
Granted	871,506	22.29	8.4
Forfeited, repurchased or expired	(854,143)	7.40	(2.4)
Exercised	(77,869)	7.68	(0.2)
Outstanding options at December 31, 2023	7,053,665	$9.57	$26.7	$89.7

Exercisable options at December 31, 2023	4,605,867	$6.96	$11.9	$70.6

Unrecognized share-based compensation related to the Time-Based Options as of December 31, 2023 was $9.6 million and is expected to be recognized over a remaining weighted-average period of approximately 1.08 years.

Cash received from stock option exercises for the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $0.2 million, and $0.2 million, respectively. There were no material tax benefits realized in our tax returns from tax deductions associated with share-based compensation for 2023, 2022 and 2021.

The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $0.6 million, and $0.3 million, respectively. The total fair value at grant date of awards that vested was $3.6 million, $6.2 million, and $3.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the Tier I and II Performance Option stock incentive plan activity for the period presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in millions)	Aggregate Intrinsic Value (in millions)
Outstanding options at January 1, 2023	7,209,926	$7.80	$14.7
Granted	243,377	22.29	0.8
Forfeited, cancelled or expired	(366,845)	9.80	(0.4)
Exercised	—	—	—
Outstanding options at December 31, 2023	7,086,458	$8.14	$15.1	$100.3

Exercisable options at December 31, 2023	—	$—	$—	$—

Unrecognized share-based compensation related to the Tier I and II Performance Options as of December 31, 2023 was $15.1 million.

The following table summarizes the weighted average assumptions used to estimate the fair value of options granted during the periods presented, using the Black-Scholes-Merton (Time-Based Options) and Monte Carlo simulation (Performance Options) option pricing models, as appropriate:

	2023	2022	2021
Expected volatility (range)	35.0 - 50.0%	40.0 - 50.0%	50.0 - 70.0%
Risk free interest rate (range)	4.24 - 5.52%	2.35 - 4.78%	0.05 - 1.40%
Expected dividends	-	-	-
Average expected term (years)	0.5 - 7.5	1.0 - 7.5	1.0 - 7.5
Average fair value per share of stock options based on the Black-Scholes- Merton model (dollars)	$9.69	$10.08	$6.53
Average fair value per share of stock options based on the Monte Carlo simulation (dollars)	$3.10	$5.77	$3.56
Weighted average fair value of options granted (in millions)	$9.20	$7.76	$3.09

Expected Volatility

Volatility is a measure of the tendency of investment returns to vary around a long-term average rate. Historical volatility is an appropriate starting point for setting this assumption. The Company also considers how future experience may differ from the past. This may require using other factors to adjust historical volatility, such as implied volatility, peer-group volatility and the range and mean-reversion of volatility estimates over various historical periods. The peer-group utilized consisted of ten companies, in the same or similar industries as the Company. The Company estimates the volatility of its common stock in conjunction with the Company’s grants and volatility is calculated utilizing the historical re-levered volatility, re-levered to account for differences in leverage, of the Company and its peer-group.

Risk-Free Interest Rate

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Expected Dividends

The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Expected Term

The Company used a Simplified Method to estimate the expected term for the Time-Based Options. The Simplified Method assumes that options will be exercised early at a uniform rate over the period between vesting and the end of the contractual term. This simplification is functionally equivalent to specifying that, on average, early exercise will take place midway between vesting and contractual maturity. For the Tier I and II Performance Options, the Company used management estimates of the performance events that trigger vesting and subsequent exercising of the options.

11.
Lease Arrangements

The Company has a significant population of leases that primarily includes residential and pharmacy locations, as well as office space and office equipment. The Company has real estate and equipment leases that have expiration dates through 2035. Real estate and office space leases generally contain renewal options for periods ranging from 3 to 10 years. Because the Company is not reasonably certain to exercise the renewal options on most office space and Provider Services leases, the options are not considered in determining the lease term and associated potential option payments are excluded from the lease payments. Generally, for Pharmacy Solutions leases, the initial lease term is equivalent to the first term plus one renewal option.

Lease expense consists of operating and finance lease costs, short-term lease costs, and variable lease costs, which primarily include common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.

Lease expense is summarized as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Finance leases:
Amortization of right-of-use assets	$12,164	$11,030	$11,454
Interest on lease liabilities	2,526	2,036	2,056
Operating leases:
Operating lease cost	95,031	92,752	97,466
Short-term lease cost	11,649	28,426	34,242
Variable lease cost	9,544	8,325	6,872
Total lease costs	$130,914	$142,569	$152,090

Future minimum lease payments of our leases as of December 31, 2023 are as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs
2024	$13,215	$88,139
2025	10,250	74,097
2026	7,586	54,657
2027	4,811	39,214
2028	1,756	30,372
Thereafter	983	43,099
Total future minimum lease payments	$38,601	$329,578
Less: imputed interest	4,932	56,870
Total present value of lease liabilities	$33,669	$272,708

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(2,526)	$(2,036)	$(2,056)
Financing cash flows from finance leases	(11,596)	(10,909)	(11,833)
Operating cash flows from operating leases	(94,731)	(91,611)	(94,099)
Right-of-use assets obtained in exchange for new finance lease liabilities	11,562	10,652	10,013
Right-of-use assets obtained in exchange for new operating lease liabilities	82,336	65,684	120,627
Weighted-average remaining lease term (in years):
Finance leases	3.89	4.36	3.18
Operating leases	4.68	4.78	5.31
Weighted-average discount rate:
Finance leases	7.32%	6.39%	7.18%
Operating leases	7.15%	6.58%	6.31%

12.
Fair Value

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.
Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
B.
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
C.
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis at December 31, 2023 are set forth in the table below (in thousands):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Interest rate swaps	$24,947	$—	$24,947	$—	A
Contingent consideration	$(5,331)	$—	$—	$(5,331)	C

The financial assets or liabilities recorded at fair value on a recurring basis at December 31, 2022 are set forth in the tables below (in thousands):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Interest rate swaps	$36,818	$—	$36,818	$—	A
Contingent consideration	$(5,818)	$—	$—	$(5,818)	C

For the years ended December 31, 2023 and 2022, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.

The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves, and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, refer to Note 5.

The contingent consideration represents future earn-outs associated with acquisitions. Contingent consideration liabilities are recognized as part of the purchase price at the estimated fair value on the acquisition date. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future earnings forecasts and present value assumptions, and there was little or no market data (Level 3). The Company will re-assess the fair values on each reporting period thereafter until settlement. These liabilities are classified as accrued expenses and long-term liabilities in our accompanying consolidated balance sheets. The following table summarizes the changes in fair value of the Company’s contingent consideration for the years ended December 31, 2023 and 2022, as follows (in thousands):

Balance at January 1, 2022	$10,048
Additions from acquisitions	5,034
Divested contingent consideration liability	(1,786)
Contingent consideration payment	(4,364)
Change in fair value	(3,114)
Balance at December 31, 2022	$5,818
Additions from acquisitions	3,319
Contingent consideration payment	(3,362)
Change in fair value	(444)
Balance at December 31, 2023	$5,331

Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, such as goodwill and long-lived assets are adjusted to fair value when an impairment charge is recognized.

During the year ended December 31, 2023, we recorded no goodwill impairment.

We recognized a goodwill impairment charge during the year ended December 31, 2022 of $40.9 million. See Note 4. We engaged a third-party valuation expert to assist us in performing quantitative assessments as of October 1, 2022 in which we compared the fair value of our reporting units to their carrying values. The fair value estimates for all reporting units were determined using a combination of the discounted cash flow analysis or “income approach” (50%) and the “market approach” (50%). The income and market approaches are based on Level 3 inputs. The significant estimates used in the income approach included the WACC, projected cash flows, and the long-term rate of growth for each reporting unit. Our cash flow assumptions were based on the actual historical performance of the reporting unit. The significant estimates used in the market approach included identifying public companies engaged in businesses that are considered comparable to those of the reporting unit and assessing comparable revenue and earnings multiples in estimating the fair value of the reporting unit. The excess of the reporting unit’s carrying value over our estimate of the fair value was recorded as the goodwill impairment charge in 2022.

Long-lived assets include operating lease assets and definite-lived intangible assets. During the year ended December 31, 2023 and 2022, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to their carrying values. Approximately $10.6 million and $10.8 million of impairment charges related to definite-lived intangible assets and operating lease right-of-use assets were recorded in 2023 and 2022, respectively. The fair value of these assets at the time of impairment was determined to be zero. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions.

If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods.

13.
Commitments and Contingencies

Legal Proceedings

On March 4, 2011, Relator Marc Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey (“the District Court”) against PharMerica, seeking relief, with respect to alleged violations of the federal False Claims Act and state false claims acts, including three times the amount of damages to the federal government plus civil penalties and no less than a certain amount for each alleged false claim, as well as any other recoveries or relief provided for by the federal False Claims Act; damages, fines, penalties, and other recoveries or relief permitted under state false claims acts; and other forms of relief, including attorneys’ fees. The complaint alleged that, in violation of the Anti-Kickback Statute and the False Claims Act, PharMerica offered below-cost or below-fair-market-value prices on drugs in exchange for so-called preferred or exclusive provider status that would allow PharMerica to dispense drugs to patients for which PharMerica could bill federal health care program payers. The U.S. Government and state governments declined to intervene in the case.

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, the Company agreed to settle the matter without admitting liability. The parties are in the process of negotiating a final settlement agreement, which is subject to the approval of the United States Department of Justice and the District Court. It is anticipated that settlement, provided the Department of Justice and Court approve, will be finalized in or around the second quarter of 2024.The estimated financial impact of the settlement is $115.0 million, which is included in selling, general, and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023; $105.0 million is included in accrued expenses and $10.0 million in long-term liabilities in the consolidated balance sheets as of December 31, 2023.

The Company is also party to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Other than the Silver matter discussed above, we do not believe the ultimate liability, if any, for outstanding proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. It is reasonably possible that an adverse determination might have an impact on a particular period. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

14.
Redeemable Noncontrolling Interests

The Company has a 60% ownership interest in SHC Medical Partners LLC (“Abode Care Partners”), a 70% ownership interest in Gateway Pediatric Therapy LLC (“Gateway”), and a 55% ownership interest in Harvest Grove LTC LLC (“Harvest Grove”) each of which meets the definition of a VIE. The Company is deemed to be the primary beneficiary of these VIEs because it possesses the power to direct activities of the VIEs that most significantly impact their economic performance and has the obligation to absorb losses or the right to receive benefits from the VIEs that are significant to them. Through a management agreement with the respective entities, we manage and handle all day-to-day operating decisions for Abode Care Partners, Gateway, and Harvest Grove. The terms of the agreements prohibit us from using the assets of each entity to satisfy the obligations of other entities. The combined assets of the entities, excluding goodwill and intangible assets, are insignificant to the Company’s consolidated balance sheets.

The respective joint venture agreements contain both a put option for the minority partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the partners’ remaining interest in the joint ventures at a price based on predetermined earnings multiples. Each of these options is to be triggered upon the occurrence of specified events and/or upon the passage of time. The Company calculates the redemption amount related to the Abode Care Partners, Gateway and Harvest Grove options using a Monte Carlo simulation and records the amount, if any, by which the redemption amount exceeds the carrying value as a charge to accumulated deficit.

The total redeemable noncontrolling interest associated with Abode Care Partners was $5.5 million and $6.2 million as of December 31, 2023 and 2022, respectively. There is no change in the recorded redemption amount recorded for Abode Care Partners for the years ended December 31, 2023 or 2022. The total redeemable noncontrolling interest associated with Gateway was $20.6 million and $22.1 million as of December 31, 2023 and 2022, respectively. There was no change in the recorded redemption amount for Gateway in the years ended December 31, 2023 or 2022. The total redeemable noncontrolling interest associated with Harvest Grove was $1.0 million as of December 31, 2023 and 2022. There was no change in the recorded redemption amount for Harvest Grove for the year ended December 31, 2023. The change in the redemption amount for Harvest Grove was $0.9 million for 2022.

On July 1, 2022, the Company redeemed the noncontrolling interest related to Apreva Corporation (“Apreva”) for $13.5 million, which consisted of the $11.0 million purchase obligation per the Apreva purchase agreement and $2.5 million of the partner’s residual ownership interest. As of December 31, 2022, the Company owns 100% of Apreva.

The following table summarizes the changes in fair value of the Company’s redeemable noncontrolling interest, as follows (in thousands):

Balance at January 1, 2022	$38,302
Redeemable noncontrolling interest acquired	6,509
Redemption of Apreva noncontrolling interest	(13,520)
Net loss attributable to redeemable noncontrolling interests	(312)
Adjustments to redemption value	(923)
Distributions to redeemable noncontrolling interest	(750)
Balance at December 31, 2022	$29,306
Net loss attributable to redeemable noncontrolling interests	(2,167)
Balance at December 31, 2023	$27,139

15.
Related Party Transactions

The Company is party to a monitoring agreement with KKR and WBA, which requires payment of an aggregate advisory fee equivalent to 1% of consolidated EBITDA, payable in quarterly installments in arrears at the end of each quarter. The Company recognized $5.6 million, $4.9 million and $4.1 million in monitoring and advisory fees for the years ended December 31, 2023, 2022 and 2021, respectively, as a component of selling, general, and administrative expenses in our accompanying consolidated statements of operations. The monitoring agreement terminated upon the consummation of the Offerings in January 2024.

In connection with the Revolver upsize in 2023 and debt issuances in 2021, the Company paid underwriter and transaction fees to KKR Capital Markets LLC, a wholly owned subsidiary of KKR, of $2.4 million and $5.8 million, respectively. There were no similar fees paid to KKR Capital Markets LLC in 2022. KKR Capital Markets LLC also acted as an underwriter in the Offerings and received $7.4 million in underwriting discounts and commissions.

KKR has ownership interests in a broad range of portfolio companies, and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

The Company has agreements with WBA and/or certain of its affiliates under which the Company purchases significant volume of inventory, including a Joinder Agreement to the Pharmaceutical Purchase and Distribution Agreement between WBA and ABDC. The Company, as a third-party beneficiary to the Pharmaceutical Purchase and Distribution Agreement, has the right to participate in certain pricing and payment related terms as well as appoint WBA to negotiate certain commercial and other mutually agreed upon terms for generic pharmaceutical products in accordance with guiding principles that address topics such as improvements in pricing and notification regarding switches in suppliers.

16.
Segment Information

Our CODM evaluates the performance of our segments and allocates resources to them based on segment EBITDA. Segment assets are not reviewed by the Company’s CODM and, therefore, are not disclosed.

Insignificant amounts of revenue and costs of goods and services may be recorded at the corporate level and are not attributable to a particular segment. Unallocated selling, general, and administrative expenses are those costs for functions performed in a centralized manner and therefore are not attributable to a particular segment. These costs include accounting, finance, human resources, legal, information technology, corporate office support and overall corporate management.

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s consolidated statements of operations as follows (in thousands):

	For the Year Ended December 31, 2023
	Pharmacy Solutions	Provider Services	Other	Total
Revenues	$6,522,450	$2,303,725	$—	$8,826,175
Cost of services and goods (1)	5,840,716	1,551,665	—	7,392,381
Total depreciation and amortization (2)	115,749	64,676	—	180,425
Segment EBITDA	$370,962	$306,776	$—	$677,738

	For the Year Ended December 31, 2022
	Pharmacy Solutions	Provider Services	Other	Total
Revenues	$5,264,423	$2,181,487	$274,650	$7,720,560
Cost of services and goods (1)	4,635,404	1,491,953	238,959	6,366,316
Total depreciation and amortization (2)	113,532	66,115	2,144	181,791
Segment EBITDA	$344,472	$288,825	$19,745	$653,042

	For the Year Ended December 31, 2021
	Pharmacy Solutions	Provider Services	Other	Total
Revenues	$4,389,404	$1,962,690	$345,988	$6,698,082
Cost of services and goods (1)	3,781,897	1,368,379	299,595	5,449,871
Total depreciation and amortization (2)	110,188	61,725	4,147	176,060
Segment EBITDA	$320,744	$262,464	$31,503	$614,711

(1)
Balance includes depreciation and amortization expense that relates to revenue-generating assets
(2)
Balance is inclusive of any depreciation and amortization expense recorded in cost of goods and cost of services

	For the Years Ended December 31,
	2023	2022	2021
Segment reconciliation:
Total Segment EBITDA	$677,738	$653,042	$614,711
Selling, general, and administrative expenses not allocated at segment level	328,222	220,386	181,372
Goodwill impairment loss	—	40,856	—
Depreciation and amortization	202,336	203,970	199,155
Operating income	147,180	187,830	234,184
Interest expense, net	324,593	233,584	165,322
(Loss) income before income taxes	$(177,413)	$(45,754)	$68,862

17. Stock Split

The Company’s Board of Directors approved a 15.7027-for-one stock split of the Company’s common stock on January 24, 2024. The stock split became effective on January 25, 2024. The par value per share of the Company’s common stock remained unchanged at $0.01 per share, and the authorized shares of the Company’s common stock was increased from 8,750,000 to 137,398,625. The accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented. All common share and per share amounts in the consolidated financial statements and notes have been retroactively adjusted to give effect to the stock split.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Below is a list of our executive officers and directors, their respective ages as of March 1, 2024 and a brief account of the business experience of each of them.

Name	Age	Position
Jon Rousseau	50	Chairman, President, and Chief Executive Officer
Jim Mattingly	44	Executive Vice President and Chief Financial Officer
Jennifer Yowler	47	President, PharMerica
Bob Barnes	52	President, Community Living
Mike McMaude	55	President, Home Health and Hospice Services
Steven Reed	62	Chief Legal Officer and Corporate Secretary
Lisa Nalley	50	Chief of Staff and Senior Vice President, Human Resources
Hunter Craig	40	Director
Matthew D’Ambrosio	54	Director
Johnny Kim	32	Director
Olivia Kirtley	73	Director
Max Lin	42	Director

Executive Officers

Jon Rousseau has served as our President and Chief Executive Officer since September 2016, and the Chairman of our board of directors since January 2024. Prior to joining the Company, Mr. Rousseau was an executive vice president at Kindred Healthcare, Inc. with multiple leadership roles from June 2013 – July 2016, including president of Kindred Rehabilitation Services and prior to that president of the Care Management Division and Kindred at Home, Kindred’s home health, hospice, home care and home-based primary care businesses. Before Kindred, Mr. Rousseau held a number of senior leadership positions at other market-leading healthcare product and technology companies, including vice president of global marketing, strategy, and commercial development at Mylan, Inc. and global senior director of the continuous glucose monitoring franchise with Medtronic PLC (2006 – 2013). For the first part of his career, Mr. Rousseau worked at Friedman Fleischer & Lowe LLC in private equity (1998 – 2005) and at Morgan Stanley in investment banking (1996 – 1998). He received his MBA from Harvard Business School and his A.B. degree from Princeton University. We believe Mr. Rousseau’s qualifications to serve on our board of directors include his extensive executive and leadership experience in the healthcare industry and his multi-disciplinary background.

Jim Mattingly has served as our Executive Vice President and Chief Financial Officer since October 2017. Prior to joining the Company in 2017, Mr. Mattingly served as senior vice president and chief financial officer at Kindred Rehabilitation Services from April 2017 to October 2017. Prior to that, he served as vice president and chief financial officer at Kindred Rehabilitation Services from October 2015 to April 2017, and prior to that, Mr. Mattingly served as vice president of finance and controller for Kindred at Home, and he held several senior financial positions at Fortune Brands and Yum!. Mr. Mattingly has a Bachelor of Arts degree in economics and philosophy from Bellarmine University and a Master of Business Administration from Indiana University Bloomington.

Jennifer Yowler has served as our President of PharMerica since March 2022. Previously, Ms. Yowler served as PharMerica’s Chief Financial Officer since June 2019. Ms. Yowler brings more than 20 years of experience in finance and operations at multiple Fortune 500 companies in the long-term care and healthcare industry. Prior to joining PharMerica, Ms. Yowler served as Chief Financial Officer at Partners Pharmacy from October 2015 to June 2019 and held several senior level positions at Omnicare from October 2004 to September 2015. Ms. Yowler began her career at PricewaterhouseCoopers in the audit and assurance group, working on various clients in the healthcare and insurance spectrum. Ms. Yowler obtained a Bachelor of Science degree in Business Administration and Accounting from Ohio University.

Bob Barnes has served as our President of Community Living since July 2018. Prior to joining the Company, Mr. Barnes was the Senior Vice President of Operations at Trilogy Health Services, LLC from July 2016 to July 2018 where he directed national healthcare operations in the Midwest. Prior to Trilogy Health Services, Mr. Barnes served as the Chief Operating Officer at Affinity Health Services, Inc. and held operational leadership roles at Guardian Elder Care Holdings, Inc. Mr. Barnes holds a Nursing degree from Mount Aloysius College and earned a Nursing Home Administration certification from Slippery Rock University.

Mike McMaude has served as our President of Home Health and Hospice Services since April 2021 and the Chief Executive Officer of Abode since he founded the company in 2012. Prior to Abode, Mr. McMaude was the Chief Executive Officer of Voyager HospiceCare from 2007 to 2010. Prior to Voyager HospiceCare, Mr. McMaude founded and was the Chief Executive Officer of Accumed, a skilled-nursing homecare business. Earlier in his career, Mr. McMaude was the President of the Home Health division of Amedisys and held various positions with Columbia HCA, where his responsibilities included overseeing home health and hospice operations in the Central and Western United States. Mr. McMaude has a B.A. degree in business administration from Hardin-Simmons University, where he is currently a member of the board of Development. Mr. McMaude is also a member of the Advisory Board for Grant Avenue Capital, a member of the board of Overland International, LLC, and a member of the board of Community Health Accreditation Partner.

Steven Reed has served as our Chief Legal Officer and Corporate Secretary since April 2013. His legal experience includes working in private practice, serving as the U.S. Attorney and an Assistant U.S. Attorney for the Western District of Kentucky, being the Deputy General Counsel for Kentucky Governor Brereton C. Jones and clerking for Chief Judge Edward H. Johnstone, U.S. District Court for the Western District of Kentucky. He has also served on numerous boards, including Res-Care, Inc., BrightSpring Health Service’s predecessor, the University of Kentucky Board of Trustees (and as chair), the Professional Ethics Executive Committee for the American Institute of CPA’s, Baptist Healthcare of Kentucky, Delta Dental of Kentucky, and the Criminal Justice Act Planning Committee for the U.S. District Court in the Western District of Kentucky. He obtained his B.A. (magna cum laude) at Western Kentucky University, and his J.D. at the University of Kentucky.

Lisa Nalley has served as our Chief of Staff since February 2017 and Senior Vice President of Human Resources since August 2020, and also serves as the leader of the Executive Project Management Office. Prior to joining the Company, Ms. Nalley was a business consultant at Barrel Consulting, LLC, and before that, Ms. Nalley served as Sr. Director of Strategic Initiatives for Kindred Rehabilitation Services and Kindred at Home, as well as several other business improvement roles from 2003 to 2016 at Kindred Healthcare, Inc. Ms. Nalley has an A.A.S. in Applied Science in paralegal science from Marshall University.

Directors

Hunter Craig has served as a member of our board of directors since May 2020. Mr. Craig joined KKR & Co. in 2020 and is a member of the Health Care industry team within KKR & Co.’s Americas Private Equity platform. He currently serves on the Board of Directors of 123Dentist and Heartland Dental. Prior to joining KKR & Co., Mr. Craig was a vice president at GTCR (2013-2020), where he was involved in investments across the healthcare sector. He began his career as an investment banking analyst in the global industrial & services group at Credit Suisse. Mr. Craig holds a B.B.A., magna cum laude, in Accountancy and Theology from the University of Notre Dame and an M.B.A. from Harvard Business School. We believe Mr. Craig’s qualifications to serve on our board of directors include his significant business, financial, and investment experience related to the healthcare industry.

Matthew D’Ambrosio has served as a member of our board of directors since October 2022. Mr. D’Ambrosio is Senior Vice President, Global Chief Compliance and Ethics Officer for Walgreens Boots Alliance, Inc., and has held that position since November 2017. Prior to joining Walgreens, Mr. D’Ambrosio was Senior Vice President, Chief Compliance and Ethics Officer at Sunovion Pharmaceuticals Inc., a division of Sumitomo Dainippon Pharma Co., Ltd. from December 2010 to November 2017. Mr. D’Ambrosio served as Chief Compliance Officer for Reliant Pharmaceuticals, Inc., which was acquired by GSK in 2007. Prior to that, Mr. D’Ambrosio held legal and compliance positions with a number of life sciences companies including 11 years with Johnson & Johnson where he headed compliance programs in each of Johnson & Johnson’s three core sectors: Pharmaceuticals, Medical Device & Diagnostics, and Consumer Products. Mr. D’Ambrosio was previously adjunct faculty at Seton Hall University School of Law in the health law program from January 2007 to December 2010. Mr. D’Ambrosio holds a J.D. in Health Law from Seton Hall University School of Law, an M.B.A. in International Business from Rutgers University, and a B.S. in Commerce from Rider University. We believe Mr. D’Ambrosio’s qualifications to serve on our board of directors include his significant compliance experience related to the healthcare industry.

Johnny Kim has served as a member of our board of directors since 2019. Mr. Kim is a Director and has served as a member of the Health Care industry team within KKR & Co.’s Americas Private Equity platform since 2015. Mr. Kim currently serves on the Board of Directors of Argenta, Brightline, Clarify Health Solutions, Global Medical Response, SkinSpirit, and Therapy Brands. Prior to joining KKR & Co., Mr. Kim was with Goldman Sachs (2013-2015) where he was involved in a number of mergers, acquisitions, and financing transactions. He holds an Honors B.A. with distinction from the Ivey Business School, Western University and was an Ivey Scholar. We believe Mr. Kim’s qualifications to serve on our board of directors include his significant business, financial, and investment experience related to the healthcare industry.

Olivia Kirtley has served as a member of our board of directors since January 25, 2024. Ms. Kirtley, a Certified Public Accountant and Chartered Global Management Accountant, has worked as a business consultant focused on strategic, risk and corporate governance issues since 2000, and prior to 2000, she served as a senior manager at a predecessor to the accounting firm Ernst & Young LLP and as chief financial officer and treasurer of Vermont American Corporation. Ms. Kirtley served as President and Chairman of the International Federation of Accountants (2014-2016), and also served as Chairman of the American Institute of Certified Public Accountants, or AICPA (1998-1999), and Chairman of the AICPA Board of Examiners. Ms. Kirtley has served on the board of Vista Credit Strategic Lending Corp. since 2023, and previously served on the board of Papa John’s International (2003-2023), on the board of U.S. Bancorp (2006-2023), on the board of Rangold Resources Ltd (2017-2019) and on the board of a predecessor of the Company, ResCare, Inc. (1998-2019). She holds a B.S. in Accounting from Florida Southern College, and a Master’s Degree in Taxation from Georgia State University. We believe Ms. Kirtley’s qualifications to serve on our board of directors include her extensive audit, financial reporting, and risk management experience and experience serving on public company boards.

Max Lin has served as a member of our board of directors since 2017. Mr. Lin is a Partner at KKR & Co. where he leads the Health Care industry team within its Americas Private Equity platform and serves as a member of the Investment Committee and Portfolio Management Committee for Americas Private Equity, the Health Care Strategic Growth Investment Committee, and the Global Conflicts and Compliance Committee. Mr. Lin was involved in KKR & Co.’s investments in 123 Dentist, Coherus BioSciences, Covenant Physician Partners, Envision Healthcare, Global Medical Response, HCA, Heartland Dental, PetVet Care Centers, PRA Health Sciences, Therapy Brands, and Zimmer Biomet, among others. Prior to joining KKR & Co., Mr. Lin was with Morgan Stanley where he was involved in a number of mergers, acquisitions, and financing transactions. He holds a B.S. and B.A.S., summa cum laude, from the University of Pennsylvania and an M.B.A. from Harvard Business School. We believe Mr. Lin’s qualifications to serve on our board of directors include his significant business, financial, and investment experience related to the healthcare industry and prior involvement with KKR Stockholder’s investment in the Company.

There are no family relationships among our directors and executive officers.

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our second amended and restated certificate of incorporation provides for a classified board of directors, with two directors in Class I (Matt D’Ambrosio and Johnny Kim), two directors in Class II (Olivia Kirtley and Max Lin), and two directors in Class III (Jon Rousseau and Hunter Craig). Class I directors shall initially serve for a term expiring at the first annual meeting of stockholders following the date of the IPO, Class II directors shall initially serve for a term expiring at the second annual meeting of stockholders following the date of the IPO and Class III directors shall initially serve for a term expiring at the third annual meeting of stockholders following the date of the IPO Date. At each succeeding annual meeting, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting of stockholders.

In addition, pursuant to the existing stockholders agreement, each of KKR Stockholder and Walgreen Stockholder has the right to designate nominees to our board of directors. See “Certain Relationships and Related Party Transactions and Director Independence – Stockholders Agreement.”

Controlled Company Exemption

KKR Stockholder and Walgreen Stockholder collectively beneficially own shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that director nominations be made, or recommended to the full board of directors, by our independent directors or by a nominating and governance committee that is comprised entirely of independent directors with a written charter or board resolution, addressing the nominations process and such related matters. For at least some period following our IPO, we intend to utilize one or more of these exemptions since our board of directors has not yet made a determination with respect to the independence of any directors.

In the future, we expect that our board of directors will make a determination as to whether other directors, including directors associated with KKR Stockholder or Walgreen Stockholder, are independent for purposes of the corporate governance standards described above. Pending such determination, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on our board of directors’ independence determination with respect to our then-current directors, we may be required to add additional directors to our board of directors in order to achieve such compliance within the applicable transition periods.

Board Leadership Structure and Our Board of Director’s Role in Risk Oversight

Committees of Our Board of Directors

The standing committees of our board of directors consists of an Audit Committee, a Compensation Committee and a Quality & Compliance and Governance Committee. Our board of directors may also establish from time to time any other committees that it deems necessary or desirable.

Our chief executive officer and other executive officers regularly report to the non-executive directors and the Audit Committee, the Compensation Committee and the Quality & Compliance and Governance Committee to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our board of directors provides appropriate risk oversight of our activities given the controlling interests held by KKR Stockholder and Walgreen Stockholder.

Audit Committee

Our Audit Committee, consists of Olivia Kirtley, who serves as the Chair, Hunter Craig, and Johnny Kim. Olivia Kirtley qualifies as an independent director under the corporate governance standards of and the independence requirements of Rule 10A-3 of the Exchange Act. In addition, each of Hunter Craig, Johnny Kim, and Olivia Kirtley qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

The purpose of the Audit Committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our board of directors in overseeing:

•
selecting and hiring our independent registered public accounting firm and approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•
assisting the board of directors in evaluating the qualifications, performance, and independence of our independent registered public accounting firm;
•
assisting the board of directors in monitoring the quality and integrity of our consolidated financial statements and our accounting and financial reporting;
•
assisting the board of directors in monitoring our compliance with legal and regulatory requirements;
•
reviewing the adequacy and effectiveness of our internal control over financial reporting processes;
•
assisting the board of directors in monitoring the performance of our internal audit function;
•
reviewing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements;
•
establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and
•
preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

The SEC rules and the Nasdaq rules require us to have one independent audit committee member upon the listing of our common stock on Nasdaq, a majority of independent directors on the audit committee within 90 days of the effective date of our IPO registration statement, and all independent audit committee members within one year of the effective date of our IPO registration statement. We intend to comply with the independence requirements of Nasdaq regarding the composition of our audit committee within the transition period specified above for newly public companies.

Our board of directors has adopted a written charter for the Audit Committee, which is available on our website.

Compensation Committee

Our Compensation Committee, consists of Max Lin, who serves as Chair, Hunter Craig, and Matthew D’Ambrosio.

The purpose of the Compensation Committee is to assist our board of directors in discharging its responsibilities relating to:

•
reviewing and approving corporate goals and objectives relevant to the compensation of our CEO, evaluating our CEO’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the board of directors), determining and approving, or making recommendations to the board of directors with respect to, our CEO’s compensation level based on such evaluation;
•
reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives, and other benefits;
•
reviewing and recommending the compensation of our directors;
•
reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure when such disclosure is required by SEC rules;

•
reviewing and approving any stock ownership guidelines for our directors and executive officers and any “clawback” policy and monitoring compliance therewith;
•
preparing the compensation committee report to be included in our annual proxy statement when such report is required by SEC rules; and
•
reviewing and making recommendations with respect to our equity compensation plan.

Our board of directors has adopted a written charter for the Compensation Committee, which is available on our website.

Quality & Compliance and Governance Committee

Our Quality & Compliance and Governance Committee, consists of Hunter Craig, who serves as the Chair, Matthew D’Ambrosio, Johnny Kim, and Olivia Kirtley.

The purpose of the Quality & Compliance and Governance Committee includes:

•
assisting the board of directors in its oversight of general internal control and risk management procedures and regulatory compliance programs (excluding financial and other matters which are subject to the oversight of the Audit Committee); and
•
reviewing the process for communicating the Code of Ethics and Business Conduct to Company personnel, and for monitoring compliance therewith.

Our board of directors has adopted a written charter for the Quality & Compliance and Governance Committee, which is available on our website.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics and Business Conduct is available on our website. Our Code of Ethics and Business Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis provides an overview of our executive compensation philosophy and the material elements of compensation awarded to, earned by, or paid to our named executive officers with respect to the year ended December 31, 2023. Our executive compensation plan is designed to attract and retain individuals qualified to manage and lead our Company and to also motivate them to contribute to the achievement of our financial and operational goals and ultimately create and grow our equity value.

Our named executive officers for 2023 were:

Name	Title
Jon Rousseau	President and Chief Executive Officer
Jim Mattingly	Executive Vice President and Chief Financial Officer
Steven Reed	Chief Legal Officer and Corporate Secretary
Bob Barnes	President, Community Living
Jennifer Yowler	President, PharMerica

Compensation Philosophy, Objectives & Process – How We Make Compensation Decisions

Our Compensation Philosophy and Objectives

Our primary executive compensation philosophy and objectives are to:

•
attract, reward, and retain the people that drive quality, operations, efficiency, growth, and profitability;
•
provide fair and competitive compensation opportunities that appropriately reward executives for their contributions to our success; and
•
align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

We seek to maintain a quality and performance-oriented culture and a compensation approach that rewards our named executive officers when we achieve our goals and objectives, while putting at risk an appropriate portion of their compensation if our goals and objectives are not achieved. Consistent with this philosophy, we have sought to create an executive compensation package that balances short-term versus long-term components, cash versus equity elements and fixed versus contingent payments in ways that we believe are most appropriate to motivate them.

Transition of Our Executive Compensation Programs

Our compensation approach is tied to our stage of development. Prior to our IPO, we were a privately-held company. As a result, we were not subject to any stock exchange listing or SEC rules related to Board and compensation committee structure and function. In April 2021, we engaged Meridian Compensation Partners, a compensation consulting firm, to provide executive compensation consulting services to help align executive pay with market practices for executive pay decisions following our IPO.

As our executive compensation program evolves as a public company, we expect that it will reflect the belief that the total amount earned by our executives will depend on achieving performance objectives designed to enhance stockholder value. We intend to continue to evaluate and possibly make changes to our executive compensation programs with the goal of aligning our programs with our executive compensation philosophy as a public company. Accordingly, the compensation paid to our named executive officers for 2023, and the form and manner in which it was paid, is not necessarily indicative of how we will compensate our named executive officers after our IPO.

Role of Our Board of Directors and Executive Officers

Prior to our IPO, we were a privately-held company and, with the exception of equity compensation, the compensation of our executive officers was largely set by our Chief Executive Officer, except with respect to himself. Our compensation committee and our Board of Directors have determined and approved long-term executive compensation for our executive officers after taking into consideration the recommendations of our Chief Executive Officer, except with respect to his own long-term executive compensation. Our compensation committee and our Board of Directors annually review our Chief Executive Officer’s performance and approve any changes to his compensation package in light of such review. Our Chief Executive Officer does not participate in deliberations regarding his own compensation. Our Chief Executive Officer periodically reviews each other named executive officer’s performance with our Board of Directors and recommends an appropriate base salary, annual incentive payout, relevant discretionary bonuses, if applicable, and grants of long-term equity incentive awards.

Except where the context requires otherwise, the terms “Board” or “Board of Directors” as used in this “Executive Compensation” section refer to the Board of Directors of BrightSpring Health Services, Inc. (formerly known as Phoenix Parent Holdings Inc.).

Role of the Compensation Consultant

In April 2021, we engaged Meridian Compensation Partners, a compensation consulting firm (the "Consultant"), to provide executive compensation consulting services to help align executive pay with market practices following our IPO.

In connection with our IPO, the Consultant performed a variety of work, including but not limited to: assisting in the development of a market-based executive compensation program and conducting a review of the competitiveness of our executive compensation program. To assist our Board of Directors in its review and evaluation of each of these areas in connection with our IPO, the Consultant established a peer group for 2023 composed of 19 companies described below. The peer group was selected based on weighted parameters and financial information and is intended to ensure that the Company remains within a reasonable range of the peer median in terms of revenue, headcount, and market value.

Acadia Healthcare Company, Inc.	DaVita Inc.	Quest Diagnostics Incorporated
Amedisys, Inc.	Encompass Health Corporation	Select Medical Holdings Corporation
AMN Healthcare Services, Inc.	Laboratory Corporation of America Holdings	Tenet Healthcare Corporation
Aveanna Healthcare Holdings Inc.	LHC Group, Inc.	The Ensign Group, Inc.
Brookdale Senior Living Inc.	Molina Healthcare, Inc.	Universal Health Services, Inc.
Chemed Corporation	Option Care Health, Inc.
Community Health Systems, Inc.	Pediatrix Medical Group, Inc.

Elements of Compensation – What We Pay and Why

Base Salary

Base salary compensates executives for performing the requirements of their positions and provides executives with a predictable and stable level of cash income with respect to a portion of their total compensation. Base salaries are intended to reward performance and to attract and retain key executives. Base salaries may be adjusted annually and, in certain circumstances, adjusted mid-year to address competitive pressures or changes in job responsibilities.

Base salary rates for 2023 were as follows:

Name	2023 Base Salary Rate
Jon Rousseau	$1,000,000
Jim Mattingly	$424,598
Steven Reed	$362,016
Bob Barnes	$419,980
Jennifer Yowler	$440,003

Effective May 16, 2023, Mr. Rousseau received a base salary increase of 25%. None of our other named executive officers received increases to their base salaries in 2023.

Annual Cash Incentive Program

During 2023, we provided our continuing named executive officers with the opportunity to share in our success through annual cash incentive awards under the BrightSpring Health Services Short Term Incentive Compensation Plan, or the BHS STIC. The BHS STIC is designed to provide each participant with a “balanced scorecard” for the participant’s annual cash incentive award. The “balanced scorecard” establishes specific corporate performance goals balanced by goals from the officer’s individual area of responsibility and the officer’s expected level of contribution to the Company’s achievement of its corporate goals. Payouts under the BHS STIC are based on our achievement of predefined financial and operational performance targets included within the balanced scorecard. For 2023, the BHS STIC focused on our ability to grow total company-wide profitability (EBITDA, calculated as described in the Part II Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K) and our ability to improve company-wide or business unit performance in the areas of quality, people, efficiency, and growth. The balanced scorecard approach is designed to encourage a consistent, long-term management approach to enhancing stockholder value.

For 2023, performance objectives were set at levels that we believed would reflect strong performance based on historical performance and the then-prevailing relevant market conditions in our businesses and macroeconomic conditions. We believe the combination of these performance measures and the proportionate weighting assigned to each reflected our overall goals for 2023, which balanced the achievement of our financial performance with the other scorecard categories. The BHS STIC requires that a minimum EBITDA trigger be met as the “gate” into the plan. If this minimum EBITDA trigger is not achieved for the calendar year performance period, then the plan will not be funded and payouts will not be made to the participant. In addition, awards under the BHS STIC, if earned, are generally contingent upon the participant remaining in continuous employment through the payment date.

The following table illustrates the weighting of each of the scorecard objectives under the BHS STIC for each continuing named executive officer:

Name	Financial Company-Wide or Operating Unit EBITDA	Quality and People	Company-Wide or Operating Unit Efficiency(1)	Company-Wide or Operating Unit Revenue Growth
Jon Rousseau	50%	30%	10%	10%
Jim Mattingly	50%	30%	10%	10%
Steven Reed	50%	30%	10%	10%
Bob Barnes	40%	50%	5%	5%
Jennifer Yowler	60%	15%	15%	10%

(1)
Free cash flow for Messrs. Rousseau, Mattingly, and Reed. Consolidated community living worked wages plus temporary labor as a percentage of Revenue for Mr. Barnes. Consolidated Pharmacy Inventory Days on Hand, Accounts Receivable DSO, and SG&A as a percentage of Revenue for Ms. Yowler.

Payouts are based on threshold, target, and maximum levels of achievement of the performance objectives applicable to participants. Threshold refers to the minimum acceptable level of performance required for bonus payout consideration, target is the desired level of performance, and maximum is aspirational performance. We focus on matching rewards with results and encourage executive officers to make significant contributions toward our financial results by providing a basic reward for reaching threshold expectations, plus an upside for reaching our aspirational goals. We believe that establishing a maximum payout amount under the BHS STIC deters excessive risk-taking, while having an equitable payout amount that can be earned at a defined performance threshold encourages goal attainment. No payout is made for performance below the minimum threshold. Notwithstanding the forgoing, we have reserved the ability to adjust the actual financial performance results to exclude the effects of extraordinary, unforeseen, unusual, or infrequently occurring events.

The following tables also illustrate the EBITDA and revenue trigger percentage for plan funding and payout.

BHS STIC

Messrs. Rousseau, Mattingly, Reed, Barnes, and Ms. Yowler

	EBITDA and Revenue Payout			All Other Scorecard Payout
	as a Percentage of Target Award			as a Percentage of Target Award
Plan Funding Trigger	Threshold (%)	Target (%)	Maximum (%)
as Percentage of	91	100	120	Threshold	Target	Maximum
Executive’s EBITDA	Achievement	Achievement	Achievement	Achievement	Achievement	Achievement
Target	Level	Level	Level	Level	Level	Level
90%	5%	100%	200%	50%	100%	200%

Under the BHS STIC, with respect to EBITDA and Revenue, if achievement falls between the threshold and target payout percentages, or between the target and maximum payout percentages, the achievement factor will be interpolated on a straight-line mathematical basis. However, for all other scorecard objectives there is no interpolation between achievement levels and participants must fully achieve the next level of performance on the scale to achieve a higher payout. If achievement with respect to any performance objective does not reach threshold payout percentage, then that objective will be deemed to have 0% attainment.

For each of the performance objectives, the achievement factor is determined by calculating the payout percentage against the target award opportunity based on the pre-established scale for each plan illustrated in the tables below. The weighted achievement factor for each of the performance objectives is determined by multiplying the weight attributed to each performance objective by the applicable achievement factor for each measure. The following tables outline the estimated calculation of the funding attainment based on the pre-established scale associated with our actual results against the targets and the resulting weighted achievement factors.

BHS STIC

Messrs. Rousseau, Mattingly, and Reed

					Percent
		Threshold	Target	Actual	Achievement	Percent
Performance Objective	Weighting	Achievement	Achievement	Achievement	(% of Target)	Payout
Financial
Company-Wide EBITDA ($ in millions)(1)	50%	$431.05	$473.68	$494.93	104.49%	120.00%
Quality
Roll-Up of Field Quality Metrics	25%	78.46%	82.78%	83.08%	102.20%	83.25%
People
G&A as a % of Revenue
- Support Center and Provider Admin departments (for Messrs. Rousseau and Mattingly)	5%	2.13%	1.94%	2.01%	96.55%	75.00%
- Legal department (for Mr. Reed)	5%	0.12%	0.11%	0.16%	59.52%	0.00%
Efficiency
Cash flows, as adjusted(2) ($ in millions)	10%	$49.50	$55.00	$123.00	233.64%	200.00%
Growth
Company-wide Revenue ($ in millions)	10%	$8,130.14	$8,934.22	$8,833.26	98.87%	90.00%

(1)
EBITDA trigger for plan funding was 90% of target.
(2)
Cash flows, as adjusted is defined as cash flow before debt and acquisition-related items.

BHS STIC

Mr. Barnes

					Percent
		Threshold	Target	Actual	Achievement	Percent
Performance Objective	Weighting	Achievement	Achievement	Achievement	(% of Target)	Payout
Financial
Consolidated Community Living EBITDA, as adjusted ($ in millions)(1)	40%	$146.98	$161.51	$163.25	101.07%	105.00%
Quality
Roll-Up of Consolidated Community Living Quality Metrics	37.5%	86.68%	90.17%	97.79%	109.46%	162.67%
People
Turnover (Consolidated Community Living)(2)	7.5%	64.13%	62.13%	57.40%	107.61%	200.00%
Stability (Consolidated Community Living)(3)	5%	53.94%	55.94%	53.70%	95.99%	0.00%
Efficiency
Consolidated Community Living Worked Wages + Temporary Labor divided by Revenue	5%	50.73%	48.73%	48.07%	101.36%	100.00%
Growth
Consolidated Community Living Revenue ($ in millions)	5%	$1,105.56	$1,214.90	$1,220.14	100.43%	100.00%

(1)
EBITDA trigger for plan funding was 90% of target.

(2)
Turnover – the rolling 12 months of terminations excluding quick quits divided by the total number of employees at the beginning of the measurement period.
(3)
Stability – the total number of employees with at least one year of service paid during a rolling 12-month period divided by the total number of employees paid during the same period.

BHS STIC

Ms. Yowler

					Percent
		Threshold	Target	Actual	Achievement	Percent
Performance Objective	Weighting	Achievement	Achievement	Achievement	(% of Target)	Payout
Financial
Pharmacy Consolidated EBITDA ($ in millions)(1)	60%	$326.91	$359.24	$361.77	100.70%	100.00%
Quality & People
Roll-Up of Consolidated Pharmacy Quality Metrics	15%	83.12%	87.37%	86.42%	98.87%	68.75%
Efficiency
Pharmacy Consolidated Inventory Days on Hand	5%	27.50	26 70	22.4	116.10%	200.00%
Pharmacy Consolidated A/R DSO	5%	27.81	27.00	27.60	97.78%	75.00%
Pharmacy Consolidated SG&A as a percentage of Revenue	5%	14.15%	13.73%	13.32%	102.99%	150.00%
Growth
Pharmacy Consolidated Revenue ($ in millions)	10%	$5,977.33	$6,568.49	$6,522.45	99.30%	95.00%

(1)
EBITDA trigger for plan funding was 90% of target.

For 2023, our continuing named executive officers’ target annual cash incentive award as a percentage of earned base salary was 125% for Mr. Rousseau, 100% for Messrs. Mattingly and Reed, and 60% each for Mr. Barnes and Ms. Yowler. Actual amounts paid under the BHS STIC were calculated separately for each scorecard performance objective by multiplying each named executive officer’s base salary earned in 2023 by (i) the executive’s BHS STIC target award opportunity (which is reflected as a percentage of earned base salary) and (ii) the executive’s weighted performance objective achievement factor for that objective, and then adding the results together.

The following table illustrates the calculation of the payout earned under the BHS STIC by each of our continuing named executive officers.

				Payout Earned
		Target	Target	Under	Payout as a
		Award as a	Award	Balanced	percentage of
Name	Base Salary Earned ($)	percentage of Base Salary	Opportunity ($)	Scorecard ($)	Target Award
Jon Rousseau(1)	1,000,000	125%	1,250,000	1,419,531	114%
Jim Mattingly	424,598	100%	424,598	482,184	114%
Steven Reed	362,016	100%	362,016	397,539	110%
Bob Barnes	419,980	60%	251,988	322,545	128%
Jennifer Yowler	440,003	60%	264,002	266,807	101%

(1)
Amounts show for Mr. Rousseau reflect his salary increase from $800,000 to $1,000,000, effective as of May 16, 2023.

Notwithstanding the establishment of the performance components and the formula for determining the BHS STIC award payment amounts as described above, we have the ability to exercise positive or negative discretion and award a greater or lesser amount than determined by the above formula if, in the exercise of our business judgment, we determine that a greater or lesser amount is warranted under the circumstances.

Additional details regarding the dollar value of threshold, target, and maximum bonus payout opportunities for 2023 are provided under “Executive Compensation Tables—Grants of Plan-Based Awards.”

Long-Term Incentive Program

In addition to base salary and cash bonus compensation, each of our continuing named executive officers is eligible for long-term equity awards. The LTI program is designed to reward for future Company performance, align with the long-term interests of our stockholders and to retain executives over multi-year vesting periods. LTI compensation provides an opportunity for executive officers to increase their ownership interest in the Company through grants of equity-based awards.

The Board of Directors adopted the 2017 Stock Plan, effective January 24, 2018. To date, the only form of equity award granted to our executive officers have been stock options under the 2017 Stock Plan. The 2017 Stock Plan was terminated upon our IPO. As a result, no further awards will be made under the 2017 Stock Plan; however, awards granted under the 2017 Stock Plan will continue to be governed by their existing terms.

Since the adoption of the 2017 Plan, equity awards have been granted in connection with an executive’s initial employment, and upon a significant performance contribution or increase in responsibility or job scope. Our Board of Directors determines the amount of long-term executive compensation for our executive officers after taking into consideration the recommendations of our Chief Executive Officer (except with respect to his own long-term incentive compensation), the outstanding holdings of each executive officer, organizational significance of their position, and individual performance (both historical and expected future performance). Mr. Rousseau was our only named executive officer who received an equity grant in 2023.

Option Awards Granted in 2021

In May 2021, our Board of Directors granted 137,398 stock options to Mr. McMaude. The stock options are divided into time-vesting options (50% of the stock options granted) and performance-vesting options (50% of the stock options granted, of which 50% are 2.0x performance-vesting stock options and 50% are 2.5x performance-vesting stock options). The grant date fair value, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or Topic 718, for this award is reported in the Summary Compensation Table. Additional details regarding the equity award described above, including grant date and exercise price, are provided under “Executive Compensation Tables—Outstanding Equity Awards at December 31, 2023.”

The stock options have a ten-year term and vest as follows:

•
The time-vesting stock options vest ratably over five years, with 20% vesting on each of the first five anniversaries of a specified vesting reference date, subject to continued employment or service through each applicable vesting date.
•
The 2.0x performance-vesting stock options vest when and if KKR Stockholder receives cash proceeds with respect to or in exchange for equity securities of the Company equal to a 2.0x multiple on its investment, subject to continued employment or service through each applicable measurement date.
•
The 2.5x performance-vesting stock options vest when and if KKR Stockholder receives cash proceeds with respect to or in exchange for equity securities of the Company equal to a 2.5x multiple on its investment, subject to continued employment or service through each applicable measurement date.

Subject to the call rights described below, in connection with a termination of employment for “cause” or in the event of a “restrictive covenant violation” (each as defined in the applicable stock option award agreements), all stock options, whether vested or unvested, will be immediately forfeited.

Option Awards Cancelled and Granted in 2023

In November 2023, our Board of Directors approved the cancellation of 628,108 vested stock options held by Mr. Rousseau (215,912 stock options) and by an irrevocable trust for which Mr. Rousseau’s spouse serves as trustee (412,196 stock options) in exchange for a cash payment of $3,437,500 and $6,562,500, respectively, and simultaneously granted 628,108 stock options to Mr. Rousseau. The stock options are time-vesting options and were granted at fair value, provided that, if an initial public offering occurs within six months following the date of grant and the per share price at which the Company’s common stock is offered to the public is higher than the exercise price set forth in the stock option agreement, then the exercise price is automatically increased on the pricing date of such initial public offering to the per share price at which the Company’s common stock is offered to the public in connection with such initial public offering. The grant date fair value, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or Topic 718, for this award is reported in the Summary Compensation Table. Additional details regarding the equity award described above, including grant date and exercise price, are provided under “Executive Compensation Tables—Outstanding Equity Awards at December 31, 2023.”

The stock options granted to Mr. Rousseau in 2023 have a ten-year term and vest as follows:

•
If the Company has not completed an initial public offering within six months of the date of grant, the time-vesting stock options vest 100% on the six month anniversary of the date of grant.
•
If the Company has completed an initial public offering within six months of the date of grant, then one third of the time-vesting stock options vest upon the six month anniversary of the date of grant, with the remaining unvested time-vesting stock options vesting ratably and monthly over the next two years, subsequent to the date of grant, subject to continued employment or service through each applicable vesting date.
•
If Mr. Rousseau has not undergone a termination (which does not include termination without cause, resignation for good reason, or Mr. Rousseau’s death or disability) then all then-unvested time-vesting stock options will fully vest upon a change in control at the time of such event.

If Mr. Rousseau is terminated by us without cause, resigns for good reason, or due to Mr. Rousseau’s death or disability, all then unvested stock options granted in 2023 shall become fully vested upon such termination.

Subject to the call rights described below, in connection with a termination of employment for “cause” or in the event of a “restrictive covenant violation” (each as defined in the applicable stock option award agreements), all stock options, whether vested or unvested, will be immediately forfeited.

Call Rights

The stock options held by our named executive officers are subject to call rights as set forth in the stockholders agreement described under “Certain Relationships and Related Party Transactions,” as follows:

•
If the named executive officer’s employment with us is terminated by us for cause, or if a restrictive covenant violation occurs, we have the right, but not the obligation, for a 12-month period following such termination of employment or restrictive covenant violation, as applicable, to purchase the shares issued upon the exercise of a stock option held by such named executive officer at a price per share equal to the lesser of fair market value and cost, which means that such shares will be effectively forfeited; and
•
If the named executive officer’s employment with us is terminated for any reason other than as set forth above, we have the right, but not the obligation, for a 12-month period following such termination of employment, to purchase the shares issued upon the exercise of a stock option held by such named executive officer at a price per share equal to fair market value and, if a change in control or an initial public offering occurs during the three-month period following our exercise of the call right, the named executive officer will be entitled to receive an amount equal to the excess, if any, of the fair market value per share on the date of the change in control or initial public offering, as applicable, over the fair market value per share paid by us when we exercised the call right.

For more information on vesting and other treatment of these stock options upon specified termination events or a change in control, see “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”

Executive and Broad-Based Employee Benefits

Our continuing named executive officers are eligible to receive the same medical, dental, vision, and voluntary benefits offered to all other full-time employees. Additionally, our continuing named executive officers are eligible to receive enhanced life and disability benefits, including group term life and accidental death & dismemberment insurance (2.0x their annual base salary up to $1.5 million), full income replacement as a result of a short term disability for up to 26 weeks, and a long term disability benefit of 70% of monthly earnings up to a maximum of $20,000 per month. The enhanced short-term disability benefit program is self-funded (i.e., no premiums are paid to a third-party insurer) and thus there is no incremental cost to the Company to provide this benefit, as no specific allocation of cost is made to any named executive officer prior to the occurrence of a disability.

During 2023, we sponsored and maintained a plan qualified under Section 401(k) of the Internal Revenue Code for all eligible employees, including our named executive officers, which we refer to as our 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to defer a portion of their compensation, up to the limit prescribed by the Internal Revenue Service. Ms. Yowler is our only named executive officer eligible to receive any discretionary employer matching contributions under our 401(k) Plan with respect to 2023. Ms. Yowler did not receive any discretionary employer matching contribution with respect to 2023.

In addition, in 2023, under our BrightSpring Health Services Nonqualified Deferred Compensation Plan, management and other highly compensated employees were permitted to defer up to 50% of their annual salary. Ms. Yowler is our only named executive officer to elect to defer any compensation with respect to 2023. Ms. Yowler deferred $9,299 of her annual salary with respect to 2023.

Severance Arrangements

Our employment arrangements with each of our named executive officers provide for payments and other benefits in connection with certain qualifying terminations of employment. Our Board of Directors believes that these severance benefits: (1) help secure the continued employment and dedication of our named executive officers; (2) enhance our value to a potential acquirer because our named executive officers have non-competition, non-solicitation, and confidentiality provisions that apply after any termination of employment, including after a change in control; and (3) are important as a recruitment and retention device, as many of the companies with which we compete for executive talent have similar agreements in place for their senior management.

Additional information regarding the severance arrangements with each of our named executive officers, including a quantification of benefits that would have been received by each named executive officer who are currently employed by the Company had his employment terminated on December 30, 2023, is provided under “Termination and Change in Control Arrangements.”

Actions Taken in Connection with our IPO

Post-IPO Long-Term Incentive Plan

In connection with our IPO, our Board of Directors adopted, and our stockholders have approved, our 2024 Incentive Plan, which will allow us to implement a new market-based long-term incentive program to align our executive compensation package with similarly situated public companies.

New Equity Awards

In connection with our IPO, our Board of Directors approved the New Equity Awards.

Acceleration of Certain Options under 2017 Stock Plan

In connection with our IPO, our Board of Directors approved the acceleration of all 2.0x performance-vesting stock options outstanding under the 2017 Stock Plan, effective as of the pricing of the IPO. The vesting terms of these performance-vesting stock options are described under “Elements of Compensation—What We Pay and Why—Long-Term Incentive Program.”

Clawback Policy

We have adopted an incentive compensation clawback policy that complies with the SEC and Nasdaq requirements.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s management the executive compensation discussion and analysis (the “CD&A”) that precedes this report. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Respectfully submitted by the members of the Compensation

Committee of the Board.

Max Lin, Chair

Hunter Craig

Matthew D’Ambrosio

Executive Compensation Tables

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the years indicated.

					Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)	($)(4)	Total ($)
Jon Rousseau President and Chief Executive Officer	2023	926,027	—	5,949,200	1,419,531	10,054,073	18,348,831
	2022	800,000	132,680	—	627,320	2,551	1,562,551
	2021	800,000	—	—	964,069	2,551	1,766,620
Jim Mattingly Executive Vice President and Chief Financial Officer	2023	424,598	—	—	482,184	2,176	908,957
	2022	418,686	69,439	—	328,313	2,170	818,608
	2021	413,154	89,996	—	468,965	2,163	974,278
Steven Reed Chief Legal Officer and Corporate Secretary	2023	362,016	—	—	397,545	2,104	761,659
	2022	357,560	80,755	—	258,927	2,099	699,341
Bob Barnes President, Community Living	2023	419,980	—	—	322,545	2,171	744,696
	2022	415,832	—	—	276,944	2,166	694,942
	2021	410,862	300,000	—	236,287	2,161	949,310
Jennifer Yowler President, PharMerica	2023	440,003	24,952	—	266,807	2,194	733,956

(1)
Amounts reflect the named executive officer’s annual base salary earned during the applicable year taking into account increases, if any, in base salary during the course of the year.
(2)
For Ms. Yowler, amount reflects a discretionary transaction bonus of $24,952 in recognition of significant efforts.
(3)
Amount reflects the aggregate grant date fair value of time-vesting stock options granted to Mr. Rousseau by us in 2023, computed in accordance with Topic 718, disregarding the effect of estimated forfeitures. With respect to Mr. Rousseau, the time-vesting stock options were granted at fair value, provided that, if an initial public offering occurs within six months following the date of grant and the per share price at which the Company’s common stock is offered to the public is higher than the exercise price set forth in the stock option agreement, then the exercise price is automatically increased on the pricing date of such initial public offering to the per share price at which the Company’s common stock is offered to the public in connection with such initial public offering. The assumptions made in the valuation of our equity awards are found in Note 10 to our audited consolidated financial statements included elsewhere in Annual Report on Form 10-K.
(4)
“All Other Compensation” for 2023 consists of the following:

	Enhanced			Other Perks
	LTD	GTL	AD&D	Stock	Use of
	Insurance	Insurance	Insurance	Option	Company
	Premium	Premium	Premium	Cancellation	Plane
Name	($)	($)	($)	($)(1)	($)(2)	Total ($)
Jon Rousseau	1,687	684	180	10,000,000	51,522	10,054,073
Jim Mattingly	1,687	388	102	—	—	2,176
Steven Reed	1,687	331	87	—	—	2,104
Bob Barnes	1,687	383	101	—	—	2,171
Jennifer Yowler	1,687	402	106	—	—	2,194

(1)
Additional details regarding the stock option cancellation are provided under “Option Awards Cancelled and Granted in 2023.”
(2)
Amounts reflect Mr. Rousseau’s use of a private plane.

Grants of Plan-Based Awards

The following table provides information on bonus opportunity ranges under the BHS STIC for each of our continuing named executive officers.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
			Threshold	Target	Maximum
Name	Award Type	Grant Date	($)(1)	($)	($)
Jon Rousseau	BHS STIC	5/11/2023	31,250	1,250,000	2,500,000
Jim Mattingly	BHS STIC	5/11/2023	10,615	424,598	849,195
Steven Reed	BHS STIC	5/11/2023	9,050	362,016	724,032
Bob Barnes	BHS STIC	5/11/2023	5,040	251,988	503,976
Jennifer Yowler	BHS STIC	5/11/2023	7,920	264,002	528,004

(1)
Amounts reflect, with respect to each of our named executive officers, the possible payouts of cash incentive compensation under the BHS STIC. Under the BHS STIC, the threshold amount is calculated as the minimum amount that could be payable under the applicable plan to the participating executive assuming satisfaction of the initial EBITDA trigger required to fund the particular plan (disregarding, for purposes of this calculation, potential adjustments of an executive’s bonus payout based on that executive’s achievement of other balanced scorecard objectives). If the Company had achieved exactly the threshold level of EBITDA required to fund the BHS STIC (and no higher), the payout percentage would be the amount reflected in this column. The actual amounts paid, with respect to the BHS STIC, are described in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2023

Employment Arrangements

We have entered into written arrangements with each of our continuing named executive officers governing the terms of their respective employment with us.

Rousseau Employment Agreement

We entered into an employment agreement with Mr. Rousseau, effective as of March 5, 2019, which we refer to as the Rousseau employment agreement. The Rousseau employment agreement provides that Mr. Rousseau will serve as our President and Chief Executive Officer. The Rousseau employment agreement has an initial term that ends on December 31, 2023 that automatically renews on an annual basis unless terminated in accordance with the Rousseau employment agreement. The Rousseau employment agreement also provides for (i) an initial salary of $800,000, subject to review for increase at least annually and (ii) eligibility to receive an annual bonus, with a target bonus equal to 100% of base salary. Mr. Rousseau is also entitled to participate in our employee benefit arrangements and to receive reimbursement for certain membership fees.

The Rousseau employment agreement contains restrictive covenants, including confidentiality of information, assignment of intellectual property, non-competition, employee no-hire, employee non-solicitation, client and customer non-solicitation, and mutual non-disparagement covenants. The confidentiality covenant and Mr. Rousseau’s covenant not to disparage us have an indefinite term (whereas our directors’ and executive officers’ obligation not to disparage Mr. Rousseau applies during employment and for three years following Mr. Rousseau’s termination of employment). The non-competition and non-solicitation covenants are effective both during Mr. Rousseau’s employment with us and until the 24-month anniversary of termination of employment for any reason.

The Rousseau employment agreement further provides for severance benefits, as described below under “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”

It is anticipated that we will enter into an amendment to the Rousseau employment agreement that would, among other things, reflect an increase in his base salary to $1,000,000 (equal to his base salary as of May 16, 2023), subject to review for increase at least annually, an increase in his target bonus to 125% of his base salary (equal to his established target for 2023), an extension of the exercise period for his existing options, and the new equity awards being granted to Mr. Rousseau in connection with our IPO.

Mattingly Employment Agreement

We entered into an employment agreement with Mr. Mattingly, dated December 14, 2017, which we refer to as the Mattingly employment agreement. The Mattingly employment agreement provides that Mr. Mattingly will serve as the Chief Financial Officer for Res-Care, Inc. The Mattingly employment agreement has an initial term ending on December 31, 2018 that automatically renews on an annual basis unless terminated in accordance with the Mattingly employment agreement. The Mattingly employment agreement also provides for an initial annual base salary of $325,000, subject to adjustment from time to time. Mr. Mattingly is also entitled to participate in our employee benefit arrangements.

The Mattingly employment agreement contains restrictive covenants, including confidentiality of information, assignment of intellectual property, non-competition, employee non-solicitation, employee no-hire, client and customer non-solicitation, and mutual non-disparagement covenants. The confidentiality and mutual non-disparagement covenants have an indefinite term, and the non-competition, non-solicitation, and no-hire covenants are effective both during the executive’s employment and until the first anniversary of termination of employment for any reason.

The Mattingly employment agreement further provides for severance benefits, as described below under “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”

Reed Employment Agreement

We entered into an employment agreement with Mr. Reed, effective as of May 1, 2014, which we refer to as the Reed employment agreement. The Reed employment agreement provides that Mr. Reed will serve as Chief Legal Officer and Corporate Secretary. The Reed employment agreement has an initial term of five years, unless earlier terminated in accordance with the Reed employment agreement. The Reed agreement also provides for (i) an annual base salary of $295,000, subject to annual review by the Chief Executive Officer or the Compensation Committee and (ii) eligibility to receive an annual bonus, with a target bonus equal to 100% of base salary. Mr. Reed is also entitled to participate in our employee benefit arrangements.

The Reed employment agreement contains restrictive covenants, including confidentiality of information, assignment of intellectual property, non-competition, employee non-solicitation, employee no-hire, client and customer non-solicitation, and non-disparagement covenants. The confidentiality and non-disparagement covenants have an indefinite term, and the non-competition, non-solicitation, and no-hire covenants are effective both during the executive’s employment and until the first anniversary of termination of employment for any reason.

The Reed employment agreement further provides for severance benefits, as described below under “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”

Barnes Employment Agreement

We entered into an employment agreement with Mr. Barnes, effective as of July 9, 2018, which we refer to as the Barnes employment agreement, pursuant to which Mr. Barnes serves as our President, Community Health Services. The Barnes employment agreement provides for (i) an initial annual base salary of $400,000, subject to adjustment from time to time and (ii) eligibility to receive an annual bonus, with a target bonus equal to 60% of base salary. Mr. Barnes is also entitled to participate in our employee benefit arrangements.

The Barnes employment agreement contains restrictive covenants, including confidentiality of information, assignment of intellectual property, noncompetition, employee non-solicitation, employee no-hire, client and customer non-solicitation, and non-disparagement covenants. The confidentiality and non-disparagement covenants have an indefinite term, and the non-competition, non-solicitation, and no-hire covenants are effective both during the executive’s employment and until the 12-month anniversary of termination of employment for any reason.

The Barnes employment agreement further provides for severance benefits, as described below under “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”

Yowler Employment Agreement

We entered into an employment agreement with Ms. Yowler, effective as of May 4, 2019, which we refer to as the Yowler employment agreement, pursuant to which Ms. Yowler serves as our President, PharMerica. The Yowler employment agreement provides for (i) an initial salary of $360,000, subject to adjustment from time to time and (ii) eligibility to receive an annual bonus, with a target bonus equal to 60% of base salary. Ms. Yowler is also entitled to participate in our employee benefit arrangements.

The Yowler employment agreement contains restrictive covenants, including confidentiality of information, assignment of intellectual property, non-competition, employee no-hire, employee non-solicitation, client, patient, and customer non-solicitation, and non-disparagement covenants. The confidentiality and non-disparagement covenants have an indefinite term, and the non-competition, non-solicitation, and no-hire covenants are effective both during the executive’s employment and until the 12-month anniversary of termination of employment for any reason.

The Yowler employment agreement further provides for severance benefits, as described below under “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at December 31, 2023

The following table provides information as of December 31, 2023, regarding the outstanding stock options held by our named executive officers. See “Long-Term Incentive Program” for more information.

						Equity
						Incentive
						Plan
				Number of		Awards:
		Number of		Securities		Number of
		Securities		Underlying		Securities
		Underlying		Unexercised		Underlying	Option Awards
		Unexercised		Options (#)		Unexercised	Option	Option
		Options (#)		Unexercisable		Unearned	Exercise	Expiration
Name	Grant Date	Exercisable(1)		(1)(2)		Options(3)	Price	Date
Jon Rousseau	10/16/2019	1,187,956	(4)	95,582	(4)	1,283,538	$6.37	10/16/2029
	11/22/2023	—	(5)	628,108	(5)	628,108	$22.29	11/22/2023
Jim Mattingly	9/24/2019	295,210		73,802		369,013	$6.37	9/24/2029
Steven Reed	9/24/2019	97,356		24,339		121,695	$6.37	9/24/2029
Bob Barnes	9/24/2019	56,529		14,132		70,662	$6.37	9/24/2029
	5/12/2020	3,533		2,355		5,888	$7.01	5/12/2030
Jennifer Yowler	9/24/2019	28,264		7,066		35,331	$6.37	9/24/2029
	5/12/2020	28,264		7,066		35,331	$7.01	5/12/2030

(1)
With respect to Messrs. Mattingly, Reed, Barnes, and Ms. Yowler, reflects time-vesting stock options that vest as to 20% of such options on each of the first five anniversaries of March 5, 2019, with respect to grants made in 2019, and May 12, 2020, with respect to Mr. Barnes’ and Ms. Yowler’s 2020 grant.
(2)
For information on vesting upon specified termination events or change in control, see “Termination and Change in Control Arrangements” and “Potential Payments Upon Termination or Change of Control.”
(3)
Reflects performance-vesting stock options (of which half are 2.0x performance-vesting stock options and half are 2.5x performance-vesting stock options). The vesting terms of these performance-vesting stock options are described under “Elements of Compensation—What We Pay and Why—Long-Term Incentive Program.”
(4)
With respect to Mr. Rousseau, reflects time-vesting stock options that vest over five years, with 20% vesting on March 5, 2020, with an additional 5% vesting on each subsequent quarterly anniversary of that date. In November 2023, our Board of Directors approved the cancellation of 628,108 vested stock options held by Mr. Rousseau (215,912 stock options) and by an irrevocable trust for which Mr. Rousseau’s spouse serves as trustee (412,196 stock options) in exchange for a cash payment of $3,437,500 and $6,562,500, respectively.
(5)
With respect to Mr. Rousseau, reflects time-vesting stock options that vest 100% on the six month anniversary of grant, provided that the Company has not completed an initial public offering. If the Company has completed an initial public offering within six months of the date of grant, reflects time-vesting stock options that vest 1/3rd on the six month anniversary of the date of grant, with the additional time-vesting stock options vesting ratably and monthly over the next two years subsequent to the date of grant.

Options Exercised and Stock Vested

None of our named executive officers exercised any stock options during 2023. Stock options are the only form of equity award held by our named executive officers as of December 31, 2023.

Pension and Nonqualified Deferred Compensation Benefits

We did not offer pension benefits to our named executive officers during 2023. We offer nonqualified deferred compensation benefits to our named executive officers through our BrightSpring Health Services Nonqualified Deferred Compensation Plan, under which our named executive officers are permitted to defer up to 50% of their annual salary. Ms. Yowler is the only named executive officer who elected to defer compensation with respect to 2023.

Aggregate
	Executive	Registrant	Aggregate	(Withdrawals)	Aggregate
	Contributions	Contributions	Earnings in	Distributions	Balance at
Name	in Last FY ($)	in Last FY ($)	Last FY ($)	($)	Last FYE ($)
Jon Rousseau	—	—	—	—	—
Jim Mattingly	—	—	—	—	—
Steven Reed	—	—	—	—	—
Bob Barnes	—	—	—	—	—
Jennifer Yowler	9,299	—	4,387	—	31,222

Termination and Change in Control Arrangements

Severance Arrangements

Mr. Rousseau. Pursuant to the terms of the Rousseau employment agreement, if Mr. Rousseau’s employment is terminated (i) by us without “cause” (as defined in the Rousseau employment agreement) or (ii) for “good reason” (as defined in the Rousseau employment agreement), Mr. Rousseau will be entitled to receive the following severance payments and benefits, in addition to certain accrued obligations:

•
An amount equal to 2.0x the sum of Mr. Rousseau’s (i) then-current base salary and (ii) target incentive bonus, payable in equal monthly installments over two years;
•
Any earned but unpaid prior year annual incentive bonus, payable at the time that annual bonuses are paid to our employees in the ordinary course, which we refer to as the prior year bonus;
•
A pro-rated annual incentive bonus for the year of termination, based on actual performance, and payable at the time that annual bonuses are paid to our employees in the ordinary course, which we refer to as the pro-rated bonus; and
•
If Mr. Rousseau timely elects continued coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), continued health insurance coverage, at active employee rates, for 18 months following termination of employment or, if earlier, until the date on which Mr. Rousseau becomes eligible for health benefits from a subsequent employer.

Upon a termination of Mr. Rousseau’s employment as a result of the non-renewal of the term by us, Mr. Rousseau will be entitled to receive the following severance payments and benefits, in addition to certain accrued obligations:

•
An amount equal to 2.0x Mr. Rousseau’s then-current base salary, payable in equal monthly installments over two years;
•
Any prior year bonus; and
•
If Mr. Rousseau timely elects continued coverage under COBRA, continued health insurance coverage, at active employee rates, for 18 months following termination of employment or, if earlier, until the date on which Mr. Rousseau becomes eligible for health benefits from a subsequent employer.

Upon a termination of Mr. Rousseau’s employment due to his death or as a result of his disability, Mr. Rousseau will be entitled to any prior year bonus and the pro-rated bonus.

Our obligation to provide the severance benefits described above (other than those payable upon a termination of Mr. Rousseau’s employment due to his death or as a result of his disability) are contingent upon Mr. Rousseau’s execution and non-revocation of a release of claims in favor of us and our affiliates.

Mr. Mattingly. Pursuant to the terms of the Mattingly employment agreement, if Mr. Mattingly’s employment is terminated (i) by us without “cause” (as defined in the Mattingly employment agreement) or (ii) for “good reason” (as defined in the Mattingly employment agreement), Mr. Mattingly will be entitled to receive the following payments and benefits, in addition to certain accrued obligations:

•
An amount equal to 1.0x Mr. Mattingly’s then-current base salary, payable in equal installments in accordance with our payroll practice;
•
A pro-rated annual incentive bonus, based on target performance, and payable at the time that annual bonuses are paid to our employees in the ordinary course; and
•
If Mr. Mattingly timely elects continued coverage under COBRA, continued health insurance coverage, at active employee rates, for 12 months.

Our obligation to provide the severance benefits described above are contingent upon Mr. Mattingly’s execution of a release of claims in favor of us and our affiliates.

Mr. Reed. Pursuant to the terms of the Reed employment agreement, if Mr. Reed’s employment is terminated by us without “cause” (as defined in the Reed employment agreement), Mr. Reed will be entitled to receive the following severance payments and benefits, in addition to certain accrued obligations:

•
An amount equal to 2.0x the sum of Mr. Reed’s then-current base salary, payable in a lump sum within 74 days of his termination date; and
•
Any prior year bonus.

Upon a termination of Mr. Reed’s employment as a result of the nonrenewal of the term by us, Mr. Reed will be entitled to receive the following severance payments and benefits:

•
An amount equal to 2.0x Mr. Reed’s then-current base salary, payable in equal installments; and
•
Any prior year bonus.

Upon a termination of Mr. Reed’s employment due to his death or as a result of his disability, Mr. Reed will be entitled to any prior year bonus.

Our obligation to provide the severance benefits described above (other than those payable upon a termination of Mr. Reed’s employment due to his death or as a result of his disability) are contingent upon Mr. Reed’s execution and non-revocation of a release of claims in favor of us and our affiliates.

Mr. Barnes. Pursuant to the terms of the Barnes employment agreement, if Mr. Barnes’ employment is terminated (i) by us without “cause” (as defined in the Barnes employment agreement) or (ii) for “good reason” (as defined in the Barnes employment agreement), Mr. Barnes will be entitled to receive the following severance payment and benefits, in addition to certain accrued obligations:

•
An amount equal to 1.0x Mr. Barnes’ then-current base salary, payable in equal installments in accordance with our payroll practice;
•
A pro-rated annual incentive bonus, based on target performance, and payable at the time that annual bonuses are paid to our employees in the ordinary course; and
•
If Mr. Barnes timely elects continued coverage under COBRA, continued health insurance coverage, at active employee rates, for 12 months.

Our obligation to provide the severance benefits described above are contingent upon Mr. Barnes’ execution and non-revocation of a release of claims in favor of us and our affiliates.

Ms. Yowler. Pursuant to the terms of the Yowler employment agreement, if Ms. Yowler’s employment is terminated (i) by us without “cause” (as defined in the Yowler employment agreement) or (ii) for “good reason” (as defined in the Yowler employment agreement), Ms. Yowler will be entitled to receive an amount equal to 1.0x Ms. Yowler’s then-current base salary, payable in equal installments in accordance with our payroll practice.

Our obligation to provide the severance benefits described above are contingent upon Ms. Yowler’s execution of a release of claims in favor of us and our affiliates.

Equity Awards

Termination without “cause,” by the executive for “good reason,” or as a result of death or disability

Mr. Rousseau. Pursuant to the 2019 stock option agreement with Mr. Rousseau, in the event of a termination of employment by us without “cause,” by Mr. Rousseau for “good reason,” or as a result of Mr. Rousseau’s death or disability, (i) a pro rata portion of the time-vesting options eligible to vest in the quarter of termination based on the number of days Mr. Rousseau was employed from the immediately preceding vesting date will vest, (ii) the remaining unvested time-vesting options will remain outstanding and eligible to vest upon the occurrence of a change in control within the nine-month period following the termination, and (iii) all performance-vesting options will remain outstanding and eligible to vest to the extent that the applicable performance vesting conditions are satisfied during the nine-month period following the termination. Pursuant to the 2023 stock option agreement with Mr. Rousseau, in the event of a termination of employment by us without “cause,” by Mr. Rousseau for “good reason,” or as a result of Mr. Rousseau’s death or disability, all then-unvested stock options become fully vested upon such termination.

Messrs. Mattingly, Reed, Barnes, and Ms. Yowler. There is no additional vesting (or eligibility to vest) in connection with a termination of employment with respect to the stock options held by Messrs. Mattingly, Reed, Barnes, or Ms. Yowler.

Change in control

Messrs. Rousseau, Mattingly, Reed, and Barnes, and Ms. Yowler. If a change in control (as defined in the stockholders agreement described under “Certain Relationships and Related Party Transactions”) occurs during the executive’s employment (i) the time-vesting options will become fully vested and exercisable immediately prior to the effective time of such change in control and (ii) all performance-vesting options that have not vested before the change in control and that will not vest in connection with the change in control shall be automatically forfeited in connection with the change in control (except in the case of a change in control that results in KKR Stockholder and its affiliates receiving any non-cash or cash equivalent proceeds as consideration, in which case a portion of the proceeds received by KKR Stockholder and its affiliates will be placed in escrow, subject to the original vesting terms of the performance-vesting options). Pursuant to the 2023 stock option agreement with Mr. Rousseau, in the event a change in control occurs during Mr. Rousseau’s employment, all then-unvested stock options become fully vested upon such change in control.

Termination of employment in connection with a change in control

Mr. Rousseau. In the event that Mr. Rousseau’s termination of employment is either at the request or suggestion of a potential acquirer or occurs on or after the date of entry into a binding letter of intent that (x) grants a buyer exclusivity for a period of time and (y) is for a transaction that would, if consummated, constitute a change in control, or a pre-CIC termination, (i) a pro rata portion of the time-vesting options eligible to vest in the quarter of termination based on the number of days Mr. Rousseau was employed from the immediately preceding vesting date will vest and the remaining unvested time-vesting options will remain outstanding and eligible to vest upon the consummation of the change in control to which such termination relates, even if the consummation occurs more than nine months following termination of Mr. Rousseau’s employment and (ii) all performance-vesting options will remain outstanding and eligible to vest to the extent that the applicable performance vesting conditions are satisfied in connection with the change in control to which such termination relates. Messrs. Mattingly, Reed, Barnes, and Ms. Yowler. There is no additional vesting (or eligibility to vest) in connection with a pre-CIC termination of employment with respect to the stock options held by Messrs. Mattingly, Reed, Barnes, or Ms. Yowler.

Potential Payments Upon Termination or Change of Control

The following table describes the potential payments and benefits that would have been payable to our named executive officers assuming an eligible termination (as described above under “Termination and Change in Control Arrangements”) of their employment on December 30, 2023 and a change in control also occurring on such date.

The amounts shown in the table below do not include:

•
distributions of previously vested plan balances under our 401(k) Plan;
•
amounts that may have been payable to a named executive officer upon the sale or purchase of his vested equity pursuant to the exercise of call rights, which rights expire in connection with our IPO; and
•
payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the named executive officers.

				Change of Control
					Involuntary
	Involuntary	Termination			Termination
	Termination	Due to			Without
	without Cause	Non-Renewal			Cause or
	or Resignation	of the Term	Termination		Resignation
	for Good	by the	Due to Death	Without	for Good
	Reason	Company	or Disability	Termination	Reason
Name	($)	($)	($)	($)	($)
Jon Rousseau
Cash Severance(1)(2)(3)	4,000,000	2,000,000	1,000,000	—	4,000,000
Acceleration of Equity Awards(4)	507,250	—	507,250	1,521,750	1,521,750
Health & Welfare Benefits(5)	22,538	22,538	—	—	22,538
Total	4,529,788	2,022,538	1,507,250	1,521,750	5,544,288

Jim Mattingly
Cash Severance(1)	849,195	—	—	—	849,195
Acceleration of Equity Awards(4)	—	—	—	1,175,000	1,175,000
Health & Welfare Benefits(5)	15,025	—	—	—	15,025
Total	864,221	—	—	1,175,000	2,039,221

Steven Reed
Cash Severance(1)(2)(3)	724,032	724,032	—	—	724,032
Acceleration of Equity Awards(4)	—	—	—	387,500	387,500
Health & Welfare Benefits(5)	—	—	—	—	—
Total	724,032	724,032	—	387,500	1,111,532

Bob Barnes
Cash Severance(1)	839,960	—	—	—	839,960
Acceleration of Equity Awards(4)	—	—	—	261,000	261,000
Health & Welfare Benefits(5)	3,088	—	—	—	3,088
Total	843,049	—	—	261,000	1,104,049

Jennifer Yowler
Cash Severance(1)(3)	440,003	—	—	—	—
Acceleration of Equity Awards(4)	—	—	220,500	—	220,500
Health & Welfare Benefits(5)	—	—	—	—	—
Total	440,003	—	220,500	—	220,500

(1)
For purposes of the cash severance amounts in the table above, upon a termination of the named executive officer’s employment by us without “cause” or by the named executive officer for “good reason,” cash severance includes the following:

•
Mr. Rousseau—2.0x the sum of his (x) then-current base salary ($1,000,000) and (y) target incentive bonus $1,000,000, as well as (i) any earned but unpaid prior year bonus and (ii) a pro-rated annual incentive bonus, based on actual performance for the year of termination. With respect to Mr. Rousseau’s pro-rated annual incentive bonus, achievement of target performance has been assumed.
•
Mr. Mattingly—1.0x the sum of his then-current base salary ($424,598), as well as a pro-rated annual incentive bonus, based on target performance.
•
Mr. Reed—2.0x the sum of his then-current base salary ($724,032), as well as any earned but unpaid prior year bonus.
•
Mr. Barnes—1.0x the sum of his then-current base salary ($419,980), as well as a pro-rated annual incentive bonus, based on target performance.
•
Ms. Yowler—1.0x the sum of her then-current base salary ($440,003).

For purposes of this column, we assume that there is no earned but unpaid prior year bonus outstanding.

(2)
Upon a termination of employment as a result of our non-renewal of the term of the applicable employment agreement, Messrs. Rousseau and Reed are entitled to (i) cash severance equal to 2.0x then-current base salary ($2,000,000 and $724,032, respectively) and (ii) any earned but unpaid prior year bonus. For purposes of this column, we assume that there is no earned but unpaid prior year bonus outstanding.
(3)
In the event of death or disability, Messrs. Rousseau and Reed are entitled to any earned but unpaid prior year bonus, and, in the case of Mr. Rousseau only, a pro-rated annual incentive bonus, based on actual performance for the year of termination. For purposes of this column, we assume that there is no earned but unpaid prior year bonus outstanding, and with respect to Mr. Rousseau’s pro-rated annual incentive bonus, achievement of target performance has been assumed.
(4)
Upon a change of control, unvested time-vesting stock options would become immediately vested. Amounts are based on the most recent valuation of the “fair market value” of a share of the Company’s common stock of $22.29 as determined as of December 31, 2023. With respect to the performance-vesting awards, no amounts have been reported in connection with a change in control as we have assumed that the performance-vesting options would not have vested because the performance condition would not have been satisfied. With respect to Mr. Rousseau only, upon a termination of his employment (i) by us without “cause,” (ii) by him for “good reason,” (iii) as a result of his death or disability, or (iv) as a result of a buyer’s request that his employment be terminated in connection with a change in control, in each case, a pro rata portion of his 2019 time-vesting options eligible to vest in the quarter of termination based on the number of days Mr. Rousseau was employed from the immediately preceding vesting date will vest. With respect to Mr. Rousseau only, upon a termination of his employment (i) by us without “cause,” (ii) by him for “good reason,” all of his then-unvested 2023 stock options vest upon his termination.
(5)
Amounts shown represent the estimated cost of providing the executive officer with continued medical insurance under COBRA for a period of 18 months, for Mr. Rousseau, and a period of 12 months, for Messrs. Mattingly and Barnes, in each case, assuming 2023 rates.

Director Compensation

We do not currently pay our directors any compensation, including any stock awards or option awards, for their service as directors. The compensation paid to Jon Rousseau, in his capacity as our President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. All of our directors are reimbursed for their reasonable out-of-pocket expenses related to their service as directors.

We anticipate that we will review our director compensation program following the consummation of our IPO and make such changes, including the establishment of a compensation program for non-employee directors as we determine are necessary or appropriate for our status as a public company.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is a person who is or has been at any time one of our executive officers or team members. None of our executive officers serve or has served during the last completed year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

We are parties to certain transactions with KKR Stockholder, Walgreen Stockholder and their respective affiliates described Item 12. “Certain Relationships and Related Party Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock by (1) each person known to us to beneficially own more than 5% of our voting securities, (2) each of our directors and named executive officers, and (3) all directors and executive officers as a group.

The percentage of beneficial ownership set forth below is based on 171,190,389 shares outstanding as of March 1, 2024. Beneficial ownership is determined in accordance with the rules of the SEC. In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes shares issuable pursuant to exchange or conversion rights that are exercisable within 60 days of March 1, 2024.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Number of Shares	% Shares
Name of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned
Greater than 5% Stockholders
KKR Stockholder(2)	81,339,986	47.5
Walgreen Stockholder(3)	34,859,994	20.4
Named Executive Officers and Directors(4):
Jon Rousseau	2,700,003	1.6
Jim Mattingly	592,777	*
Bob Barnes	115,595	*
Jennifer Yowler	91,861	*
Steven Reed	221,801	*
Hunter Craig	—	*
Matthew D’Ambrosio	—	*
Johnny Kim	—	*
Olivia Kirtley	—	*
Max Lin	—	*
Directors and Executive Officers as a group(4) (12 persons)	4,372,717	2.5

* Less than 1 percent of common stock outstanding.

(1)
Unless otherwise indicated in the below, the address of each of the individuals named above is: c/o BrightSpring Health Services, Inc., Attention: Chief Legal Officer, 805 N. Whittington Parkway, Louisville, Kentucky 40222.
(2)
Represents 81,339,986 shares held by KKR Phoenix Aggregator L.P. KKR Phoenix Aggregator GP LLC, as the general partner of KKR Phoenix Aggregator L.P., KKR Americas Fund XII L.P., as the sole member of KKR Phoenix Aggregator GP LLC, KKR Associates Americas XII L.P., as the general partner of KKR Americas Fund XII L.P., KKR Americas XII Limited, as the general partner of KKR Associates Americas XII L.P., KKR Group Partnership L.P., as the sole shareholder of KKR Americas XII Limited, KKR Group Holdings Corp., as the general partner of KKR Group Partnership L.P., KKR Group Co. Inc., as the sole shareholder of KKR Group Holdings Corp., KKR & Co. Inc., as the sole shareholder of KKR Group Co. Inc., KKR Management LLP, as the Series I preferred stockholder of KKR & Co. Inc., and Messrs. Henry R. Kravis and George R. Roberts, as the founding partners of KKR Management LLP, may also be deemed to be the beneficial owners having shared voting power and shared investment power over the securities described in this footnote. The principal business address of each of the entities identified in this footnote is 30 Hudson Yards, Suite 7500, New York, NY 10001. The principal business address for Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., is 30 Hudson Yards, Suite 7500, New York, NY 10001. The principal business address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(3)
Walgreen Co. is a direct wholly-owned subsidiary of Walgreens Boots Alliance, Inc., a public company with its common stock listed on The Nasdaq Stock Market LLC. The principal business address of each of the entities identified in this footnote is 108 Wilmot Road, Deerfield, IL 60015.
(4)
The number of shares reported includes shares covered by options that are or will become exercisable within 60 days as follows: 2,320,019, 553,520, 182,544, 112,471, and 91,861 shares of our common stock to Messrs. Rousseau, Mattingly, Reed, and Barnes and Ms. Yowler, respectively. The number of shares reported also includes 80,657 shares to be received by Mr. Rousseau upon vesting of restricted stock units within 60 days.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by securityholders	-	-	-
Equity compensation plans not approved by securityholders(1)	14,140,123	$8.86	3,385,109
Total	14,140,123	$8.86	3,385,109

(1) Represents shares issuable upon the exercise of all outstanding options under our 2017 Stock Plan as of

December 31, 2023 (and in the case of performance-based options, assuming full performance). In connection with the IPO, we adopted the 2024 Incentive Plan and terminated the 2017 Stock Plan. As a result, no further awards will be made under the 2017 Stock Plan; however, awards granted under the 2017 Stock Plan will continue to be governed by their existing terms. See “Executive Compensation— Long-Term Incentive Program” for more information about the 2017 Stock Plan.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Stockholders Agreement

In connection with the BHS Acquisition, we entered into the Amended and Restated Stockholders’ Agreement, dated as of March 5, 2019, with KKR Stockholder, Walgreen Stockholder and the other parties party thereto (the "Stockholders Agreement"). The Stockholders Agreement grants each of KKR Stockholder and Walgreen Stockholder the right to nominate to our board of directors a number of designees equal to the product (rounded up or down to the nearest whole number) of (x) the total number of directors constituting the entire board of directors (in the case of Walgreen Stockholder, without taking into account the director that is also our Chief Executive Officer), multiplied by (y) the percentage of the issued and outstanding shares of our capital stock beneficially owned by KKR Stockholder or Walgreen Stockholder, as the case may be.

Registration Rights Agreement

On December 7, 2017, we entered into a registration rights agreement with KKR Stockholder and Walgreen Stockholder (the "registration rights agreement"). Subject to certain conditions, the registration rights agreement provides KKR Stockholder with an unlimited number of “demand” registrations, and provides Walgreen Stockholder with five “demand” registrations following an initial public offering. Under the registration rights agreement, all holders of registrable securities party thereto are provided with customary “piggyback” registration rights, with certain exceptions. The registration rights agreement also provides that we will pay certain expenses of these holders relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act.

Monitoring Agreement

On March 5, 2019, in connection with the BHS Acquisition, our subsidiary, Phoenix Guarantor, Inc., entered into the Monitoring Agreement with the Managers pursuant to which the Managers provide consulting services to us. In accordance with the terms of the Monitoring Agreement, we pay an aggregate annual advisory fee equal to 1% of the Consolidated EBITDA (as defined under the First Lien Credit Agreement) for the preceding year, which fee is split between the Managers on a pro rata basis based on KKR Stockholder’s and Walgreen Stockholder’s respective ownership of our common stock. The Managers may also charge us a customary fee for services rendered in connection with acquisitions, divestitures, or other transaction, including securing, structuring, and negotiating equity and debt financings by us. Additionally, we are required to reimburse the Managers for any out-of-pocket expenses in connection with these services. The Monitoring Agreement continues in effect from year-to-year, unless amended or terminated by the Managers and us. We recognized advisory fees related to the Monitoring Agreement of approximately $5.6 million for the years ended December 31, 2023. These expenses are included in selling, general, and administrative expenses in the consolidated statements of operations.

The Monitoring Agreement terminated automatically upon the consummation of our IPO in accordance with its terms, and we will pay termination fees of approximately $22.7 million to the Managers.

Relationship with KKR Capital Markets

KKR Capital Markets LLC, an affiliate of KKR Stockholder and an underwriter in our IPO, acted as an arranger and bookrunner for various financing transactions under the First Lien Facilities and the Second Lien Facility, and received underwriter and transaction fees totaling approximately $2.4 million and $5.8 for the years ended December 31, 2023 and 2021, respectively, and $0 for the year ended December 31, 2022.

KKR Capital Markets LLC received $5.5 million in underwriting discounts and commissions in connection with our IPO. In addition, KKR Capital Markets LLC received $1.9 million in underwriting discounts and commissions in connection with our concurrent offering of Units.

Transactions involving affiliates of Walgreen Stockholder

Pharmaceutical Purchase and Distribution Agreement

On December 7, 2017, PharMerica entered into the Joinder Agreement and Eighth Amendment (the "Eighth Amendment"), to the Pharmaceutical Purchase and Distribution Agreement between Walgreens Boots Alliance, Inc., ("WBA"), and certain of its affiliates, including Walgreen Stockholder, or collectively, Walgreens, and ABDC. ABDC is a global pharmaceutical distributor of pharmaceutical products and services. PharMerica, pursuant to the Eighth Amendment as a third-party beneficiary to the Pharmaceutical Purchase and Distribution Agreement, has the right to participate in certain pricing and payment related terms, subject to the terms thereof. PharMerica has such right to participate until the earliest of (i) September 30, 2029, (ii) the termination of the Eighth Amendment and (iii) the termination of the Pharmaceutical Purchase and Distribution Agreement. Walgreens or ABDC may terminate the Eighth Amendment if a third party acquires PharMerica or acquires an investment interest in PharMerica large enough to have the ability to “exercise significant influence” over PharMerica, as such phrase is interpreted under GAAP, and where such third party competes with WBA in the retail pharmaceutical dispensing business or is in the pharmacy benefit management business or the managed care business; provided, that ABDC shall not have the ability to terminate if the acquiring party is an affiliate of ABDC. For the years ended December 31, 2023, 2022, and 2021, PharMerica purchased approximately $1.5 billion, $1.3 billion, and $1.1 billion, respectively at invoice cost, subject to certain pricing terms of the Pharmaceutical Purchase and Distribution Agreement.

WBAD—Membership Agreement

On May 30, 2018, PharMerica entered into the WBAD—Membership Agreement with Walgreens Boots Alliance Development GmbH ("WBAD"), which is an affiliate of Walgreen Stockholder. Pursuant to the WBAD—Membership Agreement, PharMerica appointed WBAD to negotiate certain commercial and other mutually agreed upon terms for generic pharmaceutical products in accordance with guiding principles that address topics such as improvements in pricing and notification regarding switches in suppliers. The term for the WBAD—Membership Agreement is the earlier of August 21, 2029 or the termination of the Pharmaceutical Purchase and Distribution Agreement. PharMerica or WBAD, as applicable, may terminate the Membership Agreement (i) upon a material breach of the Membership Agreement by the counterparty, if such breach is not cured within 30 days after written notice has been provided, (ii) upon notice in the event of a counterparty’s insolvency or other bankruptcy event, (iii) upon the existence of law or issuance or a governmental order that prohibits transactions contemplated under the Membership Agreement, materially frustrates a party’s ability to act pursuant to the terms of the Membership Agreement, or materially impairs the economic benefit of the transactions to a party, (iv) upon a third party’s acquisition of PharMerica or acquisition of an investment interest in PharMerica large enough to have the ability to “exercise significant influence” over PharMerica, as such phrase is interpreted under GAAP, and where such third party competes with WBA in the retail pharmaceutical dispensing business or is in the pharmacy benefit management business or the managed care business, or (v) if PharMerica and WBAD are unable to make accommodations under the WBAD—Membership Agreement that would permit compliance under applicable anti-trust laws. For the years ended December 31, 2023, 2022, and 2021, PharMerica purchased approximately $113 million, $149 million, and $117 million, respectively at invoice cost, subject to certain pricing terms of the WBAD—Membership Agreement.

Transactions with Directors and Officers

Management Stockholders’ Agreement

We and KKR Stockholder have entered into a management stockholders’ agreement ("Management Stockholders’ Agreement"), with certain of our senior executive officers and other employees who made an equity investment in us or were granted equity-based awards.

The Management Stockholders’ Agreement imposes significant restrictions on transfers of shares of our common stock and equity awards held by management stockholders. Generally, shares are nontransferable by any means at any time prior to the earlier of (x) a “Change of Control” (as defined in the Management Stockholders’ Agreement) or (y) the date on which KKR Stockholder and its affiliates’ beneficial ownership in us is less than 10%, or the earlier of (x) or (y), the Lapse Date, except (i) prior to the Lapse Date, transfers by management stockholders who are not subject to the reporting requirements of Section 16 of the Exchange Act, or Section 16, in amounts to be determined based on the amount of our common stock, or any warrants, rights, calls, options, or other securities exchangeable or exercisable for, or convertible into, our common stock sold in public, registered offering(s) by KKR Stockholder and its affiliates, (ii) transfers to a “Permitted Transferee” (as defined in the Management Stockholders’ Agreement); (iii) transfers by management stockholders who are subject to the reporting requirements of Section 16 pursuant to the proper exercise of “piggyback” registration rights under the Management Stockholders’ Agreement; (iv) transfers approved by our board of directors in its sole discretion; or (v) transfers to us, or KKR Stockholder or its affiliates.

Additionally, management stockholders who are subject to the reporting requirements of Section 16 have limited “piggyback” registration rights with respect to registered offering(s) to the extent KKR Stockholder and its affiliates participate.

Other Arrangements

We have certain agreements with our directors and officers which are described in the section entitled “Executive Compensation.”

We have entered into indemnification agreements with our directors and executive officers. These agreements and our amended and restated bylaws require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The indemnification provided under the indemnification agreements is not exclusive of any other indemnity rights. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

Statement of Policy Regarding Transactions with Related Persons

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our board of directors adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person transaction policy,” that is in conformity with the requirements applicable to issuers having publicly-held common stock that is listed on Nasdaq.

Our related person transaction policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our chief legal officer or chief accounting officer, or such other person designated by the board of directors, any “related person transaction” (defined as any transaction that we anticipate would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The chief legal officer or chief accounting officer, or such other person, will then promptly communicate that information to our audit committee. Subject to limited transactions deemed pre-approved, no related person transaction entered into will be executed without the approval or ratification of our audit committee.

Director Independence

For information related to the independence of our directors, see Item 10, “Directors, Executive Officers and Corporate Governance,” which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2023 and 2022 by KPMG LLP, our independent registered public accounting firm.

	For the Years Ended December 31,
	2023	2022
Audit Fees	$2,953,000	$2,217,500
Audit-Related Fees	50,000	40,000
Tax Fees	222,000	726,003
All Other Fees	3,650	3,650
Total Fees	$3,228,650	$2,987,153

Audit Fees. This category consists of the annual audit of our consolidated financial statements and the interim reviews of the quarterly consolidated financial statements and services rendered in connection with registration statements, including comfort letters and consents.

Audit-Related Fees. This category consists of fees billed for professional services provided in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported under Audit Fees.

Tax Fees. This category includes all fees associated with tax compliance, tax advice, and tax planning work.

All Other Fees. This category consists of fees for all other services that are not reported above.

Pre-Approval Policies and Procedures

Consistent with requirements of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”) regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

All services were pre-approved by our audit committee, which concluded that the provision of such services by KPMG LLP, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the audit committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the audit committee if it is to be provided by the independent registered public accounting firm. The policy authorizes the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

•
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
•
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statements schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.7	Registration Rights Agreement, dated as of December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
4.8	Description of Securities.
10.1†	BrightSpring Health Services, Inc. 2024 Equity Incentive Plan.	8-K	001-41938	10.1	1/30/2024
10.2†	Amended and Restated Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan.	S-1/A	333-260334	10.14	1/14/2024
10.3	Amended and Restated Stockholders’ Agreement, dated as of March 5, 2019, among Registrant, KKR Phoenix Aggregator L.P., Walgreen Co., KKR Americas Fund XII L.P., Walgreens Boots Alliance, Inc., and PharMerica Corporation.	S-1/A	333-276348	10.1	1/10/2024
10.4	First Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.	S-1/A	333-276348	10.2	1/10/2024
10.5	Technical Amendment, dated as of May 17, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.3	1/10/2024
10.6	Joinder Agreement, dated as of September 30, 2019, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.4	1/10/2024
10.7	Amendment No. 1, dated as of January 30, 2020, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.5	1/10/2024
10.8	Joinder Agreement and Amendment No. 2, dated as of June 30, 2020, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among	S-1/A	333-276348	10.6	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
	Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.
10.9	Joinder Agreement and Amendment No. 3, dated as of October 7, 2020, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.7	1/10/2024
10.10	Amendment No. 4, dated as of April 8, 2021, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.8	1/10/2024
10.11	Joinder Agreement and Amendment No. 5, dated as of April 16, 2021, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.9	1/10/2024
10.12	Joinder Agreement and Amendment No. 6, dated as of June 30, 2023, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.10	1/10/2024
10.13	Joinder Agreement and Amendment No. 7, dated as of February 21, 2024, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (with amended First Lien Credit Agreement attached as Exhibit A).	8-K	001-41938	10.1	2/23/2024
10.14	Second Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings	S-1/A	333-276348	10.11	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time party thereto, and Wilmington Trust, National Association, as the Administrative Agent and the Collateral Agent.

10.15	Technical Amendment, dated as of May 17, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Wilmington Trust, National Association, as the Administrative Agent to the Second Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Wilmington Trust, National Association.	S-1/A	333-276348	10.12	1/10/2024
10.16	Amendment No. 1, dated as of April 15, 2020, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto, and Wilmington Trust, National Association, as the Administrative Agent to the Second Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Wilmington Trust, National Association.	S-1/A	333-276348	10.13	1/10/2024
10.17	Amendment No. 2, dated as of June 30, 2023, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., Phoenix Guarantor Inc., and Wilmington Trust, National Association, as the Administrative Agent to the Second Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Wilmington Trust, National Association.	S-1/A	333-276348	10.14	1/10/2024
10.18	Management Stockholders’ Agreement, dated as of December 7, 2017, by and among the Registrant, KKR Phoenix Aggregator, L.P., and the other parties thereto.	S-1/A	333-276348	10.16	1/10/2024
10.19	Joinder Agreement and Eighth Amendment to the Pharmaceutical Purchase and Distribution Agreement, dated as of December 7, 2017, between Walgreens Boots Alliance, Inc. and certain of its affiliate, and AmerisourceBergen Drug Corporation and its affiliate acknowledged by PharMerica Corporation, to the Pharmaceutical Purchase and Distribution Agreement, between Walgreens Boots Alliance, Inc., and certain of its affiliates, and AmerisourceBergen Drug Corporation and its affiliate, dated as of March 18, 2013.	S-1/A	333-276348	10.17	1/10/2024
10.20	WBAD – Membership Agreement, by and among Walgreens Boots Alliance Development GmbH and PharMerica Corporation, dated as of May 30, 2018.	S-1/A	333-276348	10.18	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.21	Amendment to WBAD – Membership Agreement, by and among Walgreens Boots Alliance Development GmbH and PharMerica Corporation, dated as of April 20, 2022.	S-1/A	333-276348	10.19	1/10/2024
10.22†	Employment Agreement between Phoenix Parent Holdings Inc. and Jon B. Rousseau, effective as of March 5, 2019.	S-1/A	333-276348	10.22	1/10/2024
10.23†	Amended and Restated Employment Agreement between Res-Care, Inc. and James Mattingly, dated December 14, 2017.	S-1/A	333-276348	10.23	1/10/2024
10.24†	Employment Agreement between Res-Care, Inc. and Robert A. Barnes, effective as of July 9, 2018.	S-1/A	333-276348	10.24	1/10/2024
10.25†	Employment Agreement between Res-Care, Inc. and Steven S. Reed, effective as of May 1, 2014.	S-1/A	333-276348	10.25	1/10/2024
10.26†	Employment Agreement between PharMerica Corporation and Jennifer Yowler, effective as of May 4, 2019.	S-1/A	333-276348	10.26	1/10/2024
10.27†	Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jon B. Rousseau, dated October 16, 2019.	S-1/A	333-276348	10.27	1/10/2024
10.28†	Option Cancellation Agreement between BrightSpring Health Services, Inc., Jon B. Rousseau, and The Margaret Rousseau Children Trust, dated November 22, 2023.	S-1/A	333-276348	10.28	1/10/2024
10.29†	Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jon B. Rousseau, dated November 22, 2023.	S-1/A	333-276348	10.29	1/10/2024
10.30†	Form of Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jim Mattingly, Robert Barnes, Steven Reed, and Jennifer Yowler.	S-1/A	333-276348	10.30	1/10/2024
10.31†	Form of Director Restricted Unit Agreement under the 2024 Equity Incentive Plan.	S-1/A	333-276348	10.22	1/17/2024
10.32†	Form of Employee Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (IPO Grants).	S-1/A	333-276348	10.23	1/17/2024
10.33†	Form of Employee Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (Post-IPO Grants).	S-1/A	333-276348	10.24	1/17/2027
10.34†	Form of Option Agreement under the 2024 Equity Incentive Plan (IPO Grants).	S-1/A	333-276348	10.25	1/17/2027
10.35†	Form of Option Agreement under the 2024 Equity Incentive Plan (Post-IPO Grants).	S-1/A	333-276348	10.26	1/17/2027
10.36	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-276348	10.31	1/10/2024
21.1	Subsidiaries of BrightSpring Health Services, Inc.	S-1/A	333-276348	21.1	1/10/2024
23.1	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	BrightSpring Health Services, Inc. Incentive Compensation Clawback Policy.

† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BrightSpring Health Services, Inc.

Date: March 6, 2024	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Rousseau	Chairman, President, and Chief Executive Officer	March 6, 2024
Jon Rousseau	(Principal Executive Officer)

/s/ Jim Mattingly	Executive Vice President and Chief Financial Officer	March 6, 2024
Jim Mattingly	(Principal Financial Officer)

/s/ Jennifer Phipps	Chief Accounting Officer	March 6, 2024
Jennifer Phipps	(Principal Accounting Officer)

/s/ Hunter Craig	Director	March 6, 2024
Hunter Craig

/s/ Matthew D'Ambrosio	Director	March 6, 2024
Matthew D'Ambrosio

/s/ Johnny Kim	Director	March 6, 2024
Johnny Kim

/s/ Max Lin	Director	March 6, 2024
Max Lin

/s/ Olivia Kirtley	Director	March 6, 2024
Olivia Kirtley