Form 10-Q
period 2024-03-31
BrightSpring Health Services, Inc.
filed 2024-05-02
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41938

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of May 1, 2024 was 171,320,174.

i

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “BrightSpring,” the “Company,” “we,” “us,” and “our” refer to BrightSpring Health Services, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current views with respect to, among other things, our operations, and financial performance. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words, or similar terms and phrases to identify forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our industries, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,037	$13,071
Accounts receivable, net of allowance for credit losses	990,581	881,627
Inventories	373,740	402,776
Prepaid expenses and other current assets	150,451	159,167
Total current assets	1,572,809	1,456,641
Property and equipment, net of accumulated depreciation of $386,619 and $368,089 at March 31, 2024 and December 31, 2023, respectively	245,686	245,908
Goodwill	2,609,228	2,608,412
Intangible assets, net of accumulated amortization	856,016	881,476
Operating lease right-of-use assets, net	276,075	267,446
Deferred income taxes, net	11,156	—
Other assets	84,585	72,838
Total assets	$5,655,555	$5,532,721
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$655,776	$641,607
Accrued expenses	451,785	492,363
Current portion of obligations under operating leases	77,078	71,053
Current portion of obligations under financing leases	11,690	11,141
Current portion of long-term debt	48,670	32,273
Total current liabilities	1,244,999	1,248,437
Obligations under operating leases, net of current portion	208,238	201,655
Obligations under financing leases, net of current portion	24,419	22,528
Long-term debt, net of current portion	2,515,139	3,331,941
Deferred income taxes, net	—	23,668
Long-term liabilities	88,481	91,943
Total liabilities	4,081,276	4,920,172
Redeemable noncontrolling interests	6,275	27,139
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 and 137,398,625 shares authorized, 171,190,389 and 117,857,055 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,712	1,179
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at March 31, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Additional paid-in capital	1,788,728	771,336
Accumulated deficit	(246,069)	(200,319)
Accumulated other comprehensive income	23,115	12,544
Total shareholders' equity	1,567,486	584,740
Noncontrolling interest	518	670
Total equity	1,568,004	585,410
Total liabilities, redeemable noncontrolling interests, and equity	$5,655,555	$5,532,721

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Products	$1,977,035	$1,467,002
Services	599,603	561,376
Total revenues	2,576,638	2,028,378
Cost of goods	1,807,100	1,306,981
Cost of services	400,147	386,684
Gross profit	369,391	334,713
Selling, general, and administrative expenses	361,324	283,158
Operating income	8,067	51,555
Loss on extinguishment of debt	12,726	—
Interest expense, net	65,020	78,177
Loss before income taxes	(69,679)	(26,622)
Income tax benefit	(23,294)	(4,346)
Net loss	(46,385)	(22,276)
Net loss attributable to noncontrolling interests	(635)	(894)
Net loss attributable to BrightSpring Health Services, Inc. and subsidiaries	$(45,750)	$(21,382)

Net loss per common share (Note 12):
Loss per share - basic:	$(0.26)	$(0.18)
Loss per share - diluted:	$(0.26)	$(0.18)
Weighted average shares outstanding:
Basic	175,531	117,866
Diluted	175,531	117,866

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(46,385)	$(22,276)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(146)	3
Cash flow hedges:
Net change in fair value, net of tax (1)	17,959	(6,352)
Amounts reclassified to earnings, net of tax (2)	(7,242)	(3,862)
Total other comprehensive income (loss), net of tax	10,571	(10,211)
Total comprehensive loss	(35,814)	(32,487)
Comprehensive loss attributable to redeemable noncontrolling interests	(483)	(894)
Comprehensive loss attributable to noncontrolling interest	(152)	—
Comprehensive loss attributable to BrightSpring Health Services, Inc. and subsidiaries	$(35,179)	$(31,593)

(1)
The income tax effects of the net change in fair value were $(5,815) and $2,114 for the three months ended March 31, 2024 and 2023, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $2,345 and $1,285 for the three months ended March 31, 2024 and 2023, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data or otherwise indicated)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(45,750)	—	(152)	(45,902)
Other comprehensive income, net of tax	—	—	—	—	10,571	—	10,571
Share-based compensation	—	—	24,848	—	—	—	24,848
Extinguishment of redeemable noncontrolling interest	—	—	14,981	—	—	—	14,981
Issuance of common stock on initial public offering, net of underwriting discounts and commissions, and offering-related expenses of $36.8 million	53,333,334	533	655,952	—	—	—	656,485
Proceeds from stock purchase contract issued under tangible equity units, net of underwriting discounts and commissions of $9.1 million	—	—	321,611	—	—	—	321,611
Balances at March 31, 2024	171,190,389	$1,712	$1,788,728	$(246,069)	$23,115	$518	$1,568,004

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2022	117,860,839	$1,179	$778,121	$(45,716)	$21,192	$—	$754,776
Net loss (1)	—	—	—	(21,382)	—	—	(21,382)
Other comprehensive loss, net of tax	—	—	—	—	(10,211)	—	(10,211)
Share-based compensation	—	—	450	—	—	—	450
Shares issued under share-based compensation plan, including tax effects	22,392	—	145	—	—	—	145
Balances at March 31, 2023	117,883,231	$1,179	$778,716	$(67,098)	$10,981	$—	$723,778

(1) Net loss to the Company for the three months ended March 31, 2024 and 2023 excludes $(483) and $(894), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(46,385)	$(22,276)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	48,922	50,345
Impairment of long-lived assets	1,769	2,209
Provision for credit losses	6,622	6,216
Amortization of deferred debt issuance costs	4,447	5,197
Share-based compensation	24,848	450
Deferred income taxes, net	(31,732)	(13,321)
Loss on extinguishment of debt	12,726	—
Loss on disposition of fixed assets	122	538
Other	(312)	607
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(115,576)	(54,035)
Prepaid expenses and other current assets	8,916	31,076
Inventories	30,485	69,213
Trade accounts payable	21,605	(66,966)
Accrued expenses	(43,430)	33,971
Other assets and liabilities	(1,886)	(3,328)
Net cash (used in) provided by operating activities	$(78,859)	$39,896
Investing activities:
Purchases of property and equipment	$(21,816)	$(17,846)
Acquisitions of businesses, net of cash acquired	(9,394)	—
Other	272	383
Net cash used in investing activities	$(30,938)	$(17,463)
Financing activities:
Long-term debt repayments	$(793,353)	$(7,785)
Proceeds from issuance of common stock on initial public offering, net	656,485	—
Proceeds from issuance of tangible equity units, net	389,000	—
Repayments of the Revolving Credit Facility, net	(50,700)	(14,300)
Payment of debt issuance costs	(42,963)	—
Repurchase of shares of common stock	(325)	—
Shares issued under share-based compensation plan, including tax effects	—	89
Purchase of redeemable noncontrolling interest	(300)	—
Payment of financing lease obligations	(3,081)	(2,885)
Net cash provided by (used in) financing activities	$154,763	$(24,881)
Net increase (decrease) in cash and cash equivalents	44,966	(2,448)
Cash and cash equivalents at beginning of year	13,071	13,628
Cash and cash equivalents at end of year	$58,037	$11,180
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$60,282	$72,998
Income taxes, net of refunds	$11,186	$3,730
Supplemental schedule of non-cash investing and financing activities:
Financing lease obligations	$3,004	$2,883
Repurchases of common stock in accounts payable	$325	$—
Purchases of property and equipment in accounts payable	$937	$3,066
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$5,100	$—

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

BrightSpring Health Services, Inc. completed its initial public offering (“IPO”) of 53,333,334 shares of its common stock at a price of $13.00 per share and its concurrent offering of 8,000,000 6.75% tangible equity units (“TEUs”) with a stated amount of $50.00 per unit in January 2024 (collectively, “the IPO Offerings”). The net proceeds from the IPO Offerings amounted to $656.5 million and $389.0 million for the common stock and TEUs, respectively, after deducting underwriting discounts and commissions, and offering-related expenses. The shares and TEUs began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively. BrightSpring Health Services, Inc. used a portion of the net proceeds received from the IPO Offerings to repay certain indebtedness (see Note 5). Additionally, a portion of the net proceeds will be used to pay termination fees in connection with the termination of our monitoring agreement with our controlling stockholders, KKR and WBA (the “Monitoring Agreement”) (see Note 13). The remaining proceeds were retained for general corporate purposes. In connection with the IPO Offerings, the Company also granted equity awards to management and certain other full-time employees (see Note 15).

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of BrightSpring Health Services, Inc. and its subsidiaries (“BrightSpring,” the “Company,” “we,” “us,” or “our”). The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.

We record a noncontrolling interest for the allocable portion of income or loss and comprehensive income or loss to which the noncontrolling interest holders are entitled based upon their ownership share of the affiliate. The Company determined noncontrolling interests for certain of these VIEs to be redeemable noncontrolling interests, which are presented in the unaudited condensed consolidated balance sheets as redeemable noncontrolling interests. See Note 11.

Basis of Presentation

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly our financial position, our results of operations, and our cash flows in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting. Our results of operations for the interim periods presented are not necessarily indicative of the results of our operations for the entire year.

This report should be read in conjunction with our consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which include information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by the rules and regulations of the Securities and Exchange Commission.

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

Transition Services Agreement

In conjunction with the divestiture of Workforce Solutions on November 1, 2022, BrightSpring entered into a transition services agreement (“TSA”) with the buyer to provide certain transition services in exchange for service fees totaling $15.0 million over the 36 months following the close of the transaction. Services provided primarily include business development, finance and accounting, human resources, IT, facilities management, and compliance. For the three months ended March 31, 2024 and 2023, the Company recognized $1.4 million and $1.9 million, respectively, of other income within selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations related to services rendered under the TSA.

Fair Value of Financial Instruments

At March 31, 2024 and December 31, 2023, the fair value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt approximated fair value as interest rates and negotiated terms and conditions are consistent with current market rates due to the close proximity of recent refinancing transactions to the dates of these unaudited condensed consolidated financial statements. All debt classifications and interest rate swaps represent Level 2 fair value measurements. Contingent consideration, which represents future earn-outs associated with acquisitions, represents a Level 3 fair value measurement as there is little or no market data available. Refer to Note 9.

Debt Issuance Costs

The Company capitalizes financing fees related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, legal costs, and filing fees. Debt issuance costs are capitalized and amortized as interest expense over the terms of the related debt using the effective interest rate method. Debt issuance costs related to term loans and specified maturity borrowings are presented as a direct reduction of the carrying value of the debt. Debt issuance costs related to revolving credit facilities and lines of credit are presented as other assets in our unaudited condensed consolidated balance sheets.

Deferred Offering Costs

Deferred offering costs of $5.6 million, which consist of legal, accounting, filing, and other fees and costs directly attributable to the Company’s IPO, were capitalized, and upon completion of the IPO in January 2024, were subsequently recorded in shareholders’ equity as a reduction of proceeds. There were $3.9 million of deferred offering costs included in other assets in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2023.

Government Actions to Mitigate COVID-19’s Impact

On May 11, 2023, the Department of Health and Human Services declared the COVID-19 pandemic is no longer a public health emergency. Through the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, and the Consolidated Appropriations Act, $178 billion of funding was authorized to be distributed to health care providers through the Provider Relief Fund (“PRF”) in response to COVID-19.

The Company received and recognized the following amounts from the PRF (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Amounts received from the Provider Relief Fund	$—	$18,804
Amounts recognized into income	$—	$18,804

The income recognized in the three months ended March 31, 2023 was offset directly by the expenses incurred within selling, general, and administrative expenses on our unaudited condensed consolidated statements of operations, which resulted in no net financial impact to the Company.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three months ended March 31, 2024.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting. This ASU requires the following disclosures on an annual and interim basis:

•
Significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of segment profit/loss;

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

2. Revenue

The Company is substantially dependent on revenues received under contracts with federal, state, and local government agencies. Operating funding sources are generally earned from Medicaid, Medicare, commercial insurance reimbursement, and from private and other payors. There is no single customer whose revenue was 10% or more of our consolidated revenue. The following tables set forth revenue by payor type (in millions):

	Pharmacy Solutions
	For the Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$504.4	19.6%	$356.3	17.6%
Medicaid	187.3	7.3%	144.4	7.1%
Medicare A	129.4	5.0%	139.4	6.9%
Medicare B	16.9	0.7%	13.1	0.6%
Medicare C	336.9	13.1%	195.5	9.6%
Medicare D	756.3	29.4%	571.1	28.2%
Private & other	45.8	1.6%	47.2	2.3%
	$1,977.0	76.7%	$1,467.0	72.3%

	Provider Services
	For the Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$47.4	1.8%	$35.2	1.7%
Medicaid	334.5	13.0%	319.8	15.8%
Medicare A	105.3	4.1%	100.8	5.0%
Medicare B	6.9	0.3%	5.4	0.3%
Medicare C	20.2	0.8%	14.1	0.7%
Private & other	85.3	3.3%	86.1	4.2%
	$599.6	23.3%	$561.4	27.7%

	Consolidated
	For the Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$551.8	21.4%	$391.5	19.3%
Medicaid	521.8	20.3%	464.2	22.9%
Medicare A	234.7	9.1%	240.2	11.9%
Medicare B	23.8	1.0%	18.5	0.9%
Medicare C	357.1	13.9%	209.6	10.3%
Medicare D	756.3	29.4%	571.1	28.2%
Private & other	131.1	4.9%	133.3	6.5%
	$2,576.6	100.0%	$2,028.4	100.0%

Refer to Note 14 for the disaggregation of revenue by reportable segment.

3. Acquisitions

2024 Acquisition

During the period ended March 31, 2024, we completed one acquisition within the Pharmacy Solutions segment. We entered into the transaction on March 19, 2024, in order to expand our services and geographic offerings. Aggregate consideration for the acquisition was approximately $7.1 million. No cash was acquired as a part of the transaction. The operating results of the acquisition are included in our unaudited condensed consolidated financial statements from the date of the acquisition.

The following table summarizes the consideration paid (in thousands) for the 2024 acquisition and the estimated fair value of the assets acquired at the acquisition date, which are adjusted for measurement-period adjustments through March 31, 2024.

Inventories	$1,449
Goodwill	1,123
Intangible assets	4,572
Aggregate purchase price	$7,144

The Company is in the process of reviewing the fair value of the assets acquired. We have estimated the fair value of acquired customer relationships, trade names, and non-compete agreements based on the values assigned in prior acquisitions. Based on the Company’s preliminary valuations, the total estimated consideration of $7.1 million has been allocated to assets acquired as of the acquisition date.

The estimated intangible assets consist primarily of $3.9 million in customer relationships, $0.4 million in trade names, and $0.3 million in covenants not to compete. Definite-lived intangible assets have an estimated weighted average useful life of 7.3 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

The above acquisition contributed approximately $0.8 million in revenue and $0.1 million in operating income during the three months ended March 31, 2024. Pro forma financial data for the 2024 acquisition has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

During the three months ended March 31, 2024, the Company incurred approximately $0.2 million in transaction costs related to the completed 2024 acquisition. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Company also purchased the remaining 30% noncontrolling interest in Gateway Pediatric Therapy LLC during the first fiscal quarter of 2024. This transaction did not meet the definition of a business combination in accordance with Accounting Standards Codification 805, Business Combinations. For further discussion, refer to Note 11.

2023 Acquisitions

During the year ended December 31, 2023, we completed five acquisitions within the Pharmacy Solutions and Provider Services segments. We entered into these transactions in order to expand our services and geographic offerings. Aggregate consideration for these acquisitions was approximately $73.1 million. No cash was acquired as a part of these transactions. The operating results of these acquisitions are included in our unaudited condensed consolidated financial statements from the date of each acquisition.

The following table summarizes the consideration paid (in thousands) for these 2023 acquisitions and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through March 31, 2024. Consideration paid for acquisitions by the Pharmacy Solutions and Provider Services segments was $29.8 million and $43.3 million, respectively.

Accounts receivable	$2,500
Inventories	919
Property and equipment	450
Goodwill	31,494
Intangible assets	37,914
Operating lease right-of-use assets	530
Accrued expenses	200
Current portion of obligations under operating leases	207
Obligations under operating leases, net of current portion	323
Aggregate purchase price	$73,077

The intangible assets consist primarily of $18.9 million in licenses, $14.0 million in customer relationships, $3.9 million in trade names, and $1.1 million in covenants not to compete. Definite-lived intangible assets have an estimated weighted average useful life of 11.2 years, and the licenses were assigned an indefinite life. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

Measurement period adjustments for 2023 acquisitions recorded in the three months ended March 31, 2024 were not material to the unaudited condensed consolidated financial statements. The Company expects to finalize the purchase price allocation for the 2023 acquisitions prior to the one-year anniversary date of each acquisition.

The above acquisitions contributed approximately $26.8 million in revenue and $0.9 million of operating income during the three months ended March 31, 2024. No 2023 acquisitions were completed during the first fiscal quarter of 2023, as such the acquisitions did not contribute any revenue or operating income during the three months ended March 31, 2023. Pro forma financial data for 2023 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

During the three months ended March 31, 2023, the Company incurred approximately $0.1 million in transaction costs related to 2023 acquisitions that were completed in subsequent quarters of 2023. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

4. Goodwill and Intangible Assets

A summary of changes to goodwill, by segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2024*	$833,989	$1,774,423	$2,608,412
Goodwill added through acquisitions	1,123	—	1,123
Measurement period adjustments	—	(200)	(200)
Foreign currency adjustments	—	(107)	(107)
Goodwill at March 31, 2024*	$835,112	$1,774,116	$2,609,228

* For the period presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$696,840	$357,671	$339,169	$697,947	$344,662	$353,285	5-20
Trade names	330,458	123,574	206,884	330,029	117,579	212,450	3-20
Licenses	236,757	58,616	178,141	238,682	56,022	182,660	15-20
Doctor/payor network	12,730	9,341	3,389	12,730	8,800	3,930	5-8
Covenants not to compete	13,376	9,113	4,263	13,126	8,535	4,591	2-7
Other intangible assets	10,949	5,199	5,750	10,949	4,809	6,140	5-7
Total definite-lived assets	$1,301,110	$563,514	$737,596	$1,303,463	$540,407	$763,056
Licenses	118,420	—	118,420	118,420	—	118,420	Indefinite
Total intangible assets	$1,419,530	$563,514	$856,016	$1,421,883	$540,407	$881,476

Amortization expense for the three months ended March 31, 2024 and 2023 was $28.6 million and $30.8 million, respectively.

5. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	March 31, 2024		December 31, 2023
	Rate	$	Rate	$
First Lien - payable to lenders at SOFR plus applicable margin	—	$—	8.72%	$1,719,360
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	8.97%	1,189,975
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	8.58%	2,566,000	—	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	13.97%	450,000
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	8.55%	—	9.59%	50,000
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	10.75%	—	11.75%	700
Amortizing Notes (1)		69,294		—
Notes payable and other		4,338		4,356
Total debt		2,639,632		3,414,391
Less: debt issuance costs, net		75,823		50,177
Total debt, net of debt issuance costs		2,563,809		3,364,214
Less: current portion of long-term debt		48,670		32,273
Total long-term debt		$2,515,139		$3,331,941

(1) See Note 6 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements and related modifications for the three months ended March 31, 2024 and the year ended December 31, 2023. We were in compliance with all applicable financial debt covenants at March 31, 2024 and December 31, 2023.

First Lien Credit Agreement

On March 5, 2019, the Company entered into a First Lien Credit Agreement (the “First Lien”), with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and the Collateral Agent. The First Lien originally consisted of a principal amount of $1,650.0 million. In 2019, an additional delayed draw of $150.0 million was made on the First Lien, resulting in a gross borrowing of $1,800.0 million (“Tranche B-1”). The First Lien, as amended in 2020, provided for the establishment of a Tranche B-2 Term Loan (“Tranche B-2”) in an aggregate principal amount equal to $550.0 million. The First Lien, as amended in 2021, provided for the establishment of a Tranche B-3 Term Loan (“Tranche B-3”) in an aggregate principal amount equal to $675.0 million.

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and amended the First Lien to establish a new Tranche B-4 Term Loan (“Tranche B-4”) in an aggregate principal amount of $2,566.0 million. The proceeds from Tranche B-4 borrowings were used to refinance the equivalent amount of the remaining First Lien Tranches B-1, B-2, and B-3 borrowings at a rate equal to Secured Overnight Financing Rate

(“SOFR”) plus 3.25%. Tranche B-4 has a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, commencing in the second fiscal quarter of 2024 and equate to 1% of the principal at issuance with a balloon payment due February 21, 2031.

Revolving Credit Facility

The First Lien also extended credit in the form of Revolving Credit Facility (the “Revolver”) made available at any time and from time to time prior to the Revolving Credit Maturity Date (as defined in the First Lien). The Revolver comprises Revolving Credit Loans and Swingline Loans. The Swingline Lender may issue Swingline Loans at any time and from time to time prior to the Revolving Credit Maturity Date, in an aggregated amount outstanding not in excess of $50.0 million. Additionally, the Letter of Credit Issuer may issue standby Letters of Credit at any time, in an aggregate stated amount outstanding not in excess of $82.5 million (the “LC Sublimit”), which reduces the Revolver borrowing capacity. In connection with the First Lien modification on February 21, 2024, borrowings of the Revolver bear interest at a rate equal to, SOFR (with a floor of 0.00%) plus 3.25% for the Revolving Credit Loans or Alternate Base Rate (“ABR”) plus 2.25% for the Swingline Loans. The modification also removed the springing maturity covenant of the Revolver. As such, the Revolver has a Revolving Credit Maturity Date of June 30, 2028.

The total borrowing capacity under the Revolver was $475.0 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had no borrowings outstanding under the Revolver and $7.8 million of letters of credit, reducing the available borrowing capacity to approximately $467.2 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit reducing the available borrowing capacity to approximately $417.7 million.

The Company’s First Lien also provides for an additional $55.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of March 31, 2024 and December 31, 2023, there were $54.3 million of letters of credit outstanding under the LC Facility resulting in an available borrowing capacity of $0.7 million.

Second Lien Credit Agreement

The Company’s amended and restated Second Lien Credit Agreement (the “Second Lien Facility”), with certain Lenders and Wilmington Trust, National Association, as the Administrative Agent and the Collateral Agent consists of a principal amount of $450.0 million. On January 30, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay all outstanding borrowings under the Second Lien Facility. No remaining obligation exists related to the Second Lien Facility. This transaction was accounted for as a debt extinguishment and the Company incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs.

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

As of March 31, 2024, we have the following interest rate swap agreements with a total notional value of $2.0 billion:

Financial Institution	Effective Dates	Floating Rate Debt	Fixed Rates
Credit Suisse	September 30, 2022 through September 30, 2025	$500,000,000	3.4165%
Morgan Stanley	September 30, 2022 through September 30, 2025	1,050,000,000	3.4200%
Credit Agricole Corporate and Investment Bank	September 30, 2022 through September 30, 2025	450,000,000	3.5241%

The fair value of the interest rate swaps as of March 31, 2024 and December 31, 2023 was $39.1 million and $24.9 million, respectively, and is reflected in other assets in the unaudited condensed consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $9.6 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company expects approximately $29.4 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The repayments on and modification of First Lien borrowings and extinguishment of the Second Lien Facility in the first fiscal quarter of 2024 did not impact the effectiveness of the cash flow hedge arrangements outstanding as of March 31, 2024.

6. Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which will be $0.8531 per Amortizing Note. In the aggregate, the annual quarterly cash installments will be the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note, each of which is considered a freestanding financial instrument.

The Amortizing Notes will rank equally in right of payment with all other existing and future unsecured senior indebtedness and will rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes. At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions.

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital. The value allocated to the Amortizing Notes is reflected in long-term debt in the unaudited condensed consolidated balance sheet, with payments expected in the next twelve months reflected in current portion of long-term debt. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method. The proceeds from the issuance were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows (in thousands, except per unit values):

	Equity Component	Debt Component	Total
Fair value per unit	$41.3382	$8.6618	$50.00

Gross proceeds	$330,706	$69,294	$400,000
Less: issuance costs	9,095	1,905	11,000
Net proceeds	$321,611	$67,389	$389,000

Unless settled earlier at the holder’s option or at the Company's election, each Purchase Contract will, subject to postponement in certain limited circumstances, automatically settle on February 1, 2027 for a number of shares of our common stock, subject to certain anti-dilution adjustments, based upon the 20-day volume-weighted average price (“VWAP”) of our common stock as follows:

VWAP of BTSG Common Stock	Common Stock Issued
Greater than $15.28	3.2733 shares (minimum settlement rate)
Equal to or less than $15.28 but greater than or equal to $13.00	$50 divided by VWAP
Less than $13.00	3.8461 shares (maximum settlement rate)

The Purchase Contracts are mandatorily convertible into a minimum of 26.2 million shares or a maximum of 30.8 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 26.2 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding to the extent that the average applicable market value is equal to or greater than $13.00 but is less than or equal to $15.28 during the period. See Note 12.

7. Income Taxes

The provision for income taxes is attributable to U.S federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur. A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended March 31,
	2024	2023
Estimated annual effective tax rate before discrete items	40.3%	17.4%
Discrete items recognized	(6.9)%	(1.1)%
Effective tax rate recognized in the statements of operations	33.4%	16.3%

During the three months ended March 31, 2024, the Company’s effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of limitations on the deductibility of certain executive compensation that now apply to the Company after the IPO Offerings, which were completed in January 2024. The discrete tax expense for the three months ended March 31, 2024 primarily relates to additional legal settlement accruals recorded in the period, which are not expected to be deductible for tax purposes. See Note 10 for further discussion. The Company’s effective tax rate for the three months ended March 31, 2023 was lower than the U.S. federal income tax rate, primarily as a result of the favorable impact of job credits as a percentage of estimated annual pre-tax book income.

8. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Non-trade receivables	$55,952	$67,126
Rebate receivable	48,849	41,791
Inventory returns receivable	14,314	15,300
Prepaid insurance	12,149	13,206
Prepaid maintenance	4,554	3,619
Income tax receivable	422	4,935
Other prepaid expenses and current assets	14,211	13,190
Total prepaid expenses and other current assets	$150,451	$159,167

Other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Interest rate swaps	$39,134	$24,947
Notes receivable	9,358	7,840
Cloud computing	8,754	9,453
Insurance recoveries	8,023	8,509
Deposits	6,923	7,137
Deferred debt issuance costs	2,999	3,349
Equity method investments	689	720
Deferred offering costs	—	3,850
Other assets	8,705	7,033
Total other assets	$84,585	$72,838

Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Wages and payroll taxes	$124,088	$127,707
Legal settlements and professional fees	115,644	114,677
Compensated absences	34,873	32,085
Automobile insurance reserves	27,598	27,381
Deferred revenue	25,856	30,848
Recoupment fees	24,949	36,071
Workers compensation insurance reserves	21,299	22,480
Health insurance reserves	12,401	13,452
Taxes other than income taxes	7,836	9,305
General and professional liability insurance reserves	3,724	22,738
Interest	3,504	3,125
Contingent consideration	2,650	2,650
Checks in excess of cash balance	609	9,018
Other	46,754	40,826
Total accrued expenses	$451,785	$492,363

Long-term liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Workers compensation insurance reserves	$28,635	$30,514
General and professional liability insurance reserves	28,221	28,350
Legal settlements and professional fees	10,000	10,000
Automobile insurance reserves	8,526	8,526
Employee incentives	4,082	5,189
Contingent consideration	2,001	2,681
Deferred gain	1,283	1,346
Other	5,733	5,337
Total long-term liabilities	$88,481	$91,943

9. Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis at March 31, 2024 are set forth in the table below (in thousands):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Interest rate swaps	$39,134	$—	$39,134	$—	A
Contingent consideration	$(4,651)	$—	$—	$(4,651)	C

The financial assets or liabilities recorded at fair value on a recurring basis at December 31, 2023 are set forth in the table below (in thousands):

	Asset/ (Liability)	Level 1	Level 2	Level 3	Valuation Technique
Interest rate swaps	$24,947	$—	$24,947	$—	A
Contingent consideration	$(5,331)	$—	$—	$(5,331)	C

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

The contingent consideration represents future earn-outs associated with acquisitions. Contingent consideration liabilities are recognized as part of the purchase price at the estimated fair value on the acquisition date. The fair values of the liabilities associated with the contingent consideration were derived using the income approach with unobservable inputs, which included future earnings forecasts and present value assumptions, and there was little or no market data (Level 3). The Company will re-assess the fair values on each reporting period thereafter until settlement. These liabilities are classified as accrued expenses and long-term liabilities in our accompanying unaudited condensed consolidated balance sheets.

10. Commitments and Contingencies

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

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, the Company agreed to settle the matter without admitting liability. The parties are in the process of negotiating a final settlement agreement, which is subject to the approval of the United States Department of Justice and the District Court. It is anticipated that settlement, provided the United States Department of Justice and District Court approve, will be finalized in or around the second fiscal quarter of 2024. The estimated financial impact of the settlement is $120.0 million; $110.0 million is included in accrued expenses and $10.0 million in long-term liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2024. As of December 31, 2023 the estimated financial impact of the settlement was $115.0 million, $105.0 million of which was included in accrued expenses and $10.0 million in long term liabilities in the unaudited condensed consolidated balance sheet.

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

11. Redeemable Noncontrolling Interests

The Company has a 60% ownership interest in SHC Medical Partners LLC (“Abode Care Partners”) and a 55% ownership interest in Harvest Grove LTC LLC (“Harvest Grove”) each of which meets the definition of a VIE. The Company is deemed to be the primary beneficiary of these VIEs because it possesses the power to direct activities of the VIEs that most significantly impact their economic performance and has the obligation to absorb losses or the right to receive benefits from the VIEs that are significant to them. Through a management agreement with the respective entities, we manage and handle all day-to-day operating decisions for Abode Care Partners and Harvest Grove. The terms of the agreements prohibit us from using the assets of each entity to satisfy the obligations of other entities. The combined assets of the entities, excluding goodwill and intangible assets, are insignificant to the Company’s unaudited condensed consolidated balance sheets.

The respective joint venture agreements contain both a put option for the minority partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the partners’ remaining interest in the joint ventures at a price based on predetermined earnings multiples. Each of these options is to be triggered upon the occurrence of specified events and/or upon the passage of time. The Company calculates the redemption amount related to the Abode Care Partners and Harvest Grove options using a Monte Carlo simulation and records the amount, if any, by which the redemption amount exceeds the carrying value as a charge to accumulated deficit.

The total redeemable noncontrolling interest associated with Abode Care Partners was $5.2 million and $5.5 million as of March 31, 2024 and December 31, 2023, respectively. There was no change in the recorded redemption amount for Abode Care Partners for the three months ended March 31, 2024 or 2023. The total redeemable noncontrolling interest associated with Harvest Grove was $1.1 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. There was no change in the recorded redemption amount for Harvest Grove for the three months ended March 31, 2024 or 2023.

On March 1, 2024, the Company purchased the remaining 30% noncontrolling interest related to Gateway Pediatric Therapy LLC (“Gateway”) for $5.4 million, $0.3 million of which was paid during the first fiscal quarter of 2024. The remaining $5.1 million is recorded in trade accounts payable in the unaudited condensed consolidated balance sheet as of March 31, 2024. As of March 31, 2024, the Company owns 100% of common stock in Gateway. As of December 31, 2023, Gateway met the definition of a VIE and the Company was deemed to be the primary beneficiary of the VIE. The total redeemable noncontrolling interest associated with the Company's 70% ownership in Gateway was $20.6 million as of December 31, 2023. The difference between cash consideration for the purchase of noncontrolling interest and the redeemable noncontrolling interest recorded in the unaudited condensed consolidated balance sheet of $15.0 million was recognized in additional paid-in capital as of the purchase date.

The following table summarizes the changes in the carrying value of the Company’s redeemable noncontrolling interest (in thousands):

Balance at December 31, 2023	$27,139
Extinguishment of redeemable noncontrolling interest	(14,981)
Purchase of redeemable noncontrolling interest	(5,400)
Net loss attributable to redeemable noncontrolling interests	(483)
Balance at March 31, 2024	$6,275

12. Earnings Per Share

Basic net (loss) earnings per share of common stock is calculated by dividing net (loss) income attributable to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted net (loss) earnings per share of common stock is computed by giving effect to all potential weighted average dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to stock option awards subject to only a time-based condition is calculated using the treasury stock method, if dilutive. Stock option awards subject to a performance condition are not included in the denominator of the diluted earnings per share calculation using the treasury stock method for the three months ended March 31, 2023 as the performance condition had not been satisfied. Upon completion of the IPO in January 2024, the performance condition was met. Thus, the number of additional shares of common stock related to stock option awards subject to a performance condition are included in the denominator of the diluted earnings per share calculation using the treasury stock method for the three months ended March 31, 2024, if dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) is reflected in the denominator of the diluted earnings per share calculation using the treasury stock method, if dilutive.

For the three months ended March 31, 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares were assumed to be settled at a conversion factor based on the 20-day VWAP per share of the Company's common stock not to exceed 3.8461 shares per Purchase Contract, if dilutive. See Note 6 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Basic net loss per share
Numerator
Net loss	$(46,385)	$(22,276)
Net loss attributable to noncontrolling interests	(635)	(894)
Net loss attributable to common shareholders	$(45,750)	$(21,382)
Denominator
Basic weighted-average common shares outstanding	175,531	117,866
Basic net loss per share	$(0.26)	$(0.18)
Diluted weighted-average common shares outstanding	175,531	117,866
Diluted net loss per share	$(0.26)	$(0.18)

The following potentially common share equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, as well as options that are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Stock options	15,583	7,085
RSUs	4,037	—
TEUs	4,582	—
Total	24,202	7,085

All share and per share amounts have been retroactively adjusted to reflect the effects of the stock split that occurred in January 2024. See Note 15.

13. Related Party Transactions

The Company was party to a Monitoring Agreement with KKR and WBA, which required payment of an aggregate advisory fee equivalent to 1% of consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), payable in quarterly installments in arrears at the end of each quarter. The Company recognized $0.7 million and $1.4 million in monitoring and advisory fees for the three months ended March 31, 2024 and 2023, respectively, as a component of selling, general, and administrative expenses in our accompanying unaudited condensed consolidated statements of operations. The Monitoring Agreement terminated upon the completion of the IPO Offerings in January 2024. As a result, the Company will pay $22.7 million in termination fees to KKR and WBA in accordance with the terms of the Monitoring Agreement. As of March 31, 2024, the termination fees were included in trade accounts payable in our unaudited condensed consolidated balance sheet and as selling, general, and administrative expense in our unaudited condensed consolidated statement of operations.

KKR Capital Markets LLC, a wholly owned subsidiary of KKR, acted as an arranger and bookrunner for the financing transactions in the first fiscal quarter of 2024, for which the Company paid a fee of $1.9 million. There were no similar fees paid to KKR Capital Markets LLC during the three months ended March 31, 2023. KKR Capital Markets LLC also acted as an underwriter in the IPO Offerings and received $7.4 million in underwriting discounts and commissions.

KKR has ownership interests in a broad range of portfolio companies, and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

The Company has agreements with WBA and/or certain of its affiliates under which the Company purchases significant volume of inventory, including a Joinder Agreement to the Pharmaceutical Purchase and Distribution Agreement between WBA and AmerisourceBergen Drug Corporation. The Company, as a third-party beneficiary to the Pharmaceutical Purchase and Distribution Agreement, has the right to participate in certain pricing and payment related terms as well as appoint WBA to negotiate certain commercial and other mutually agreed upon terms for generic pharmaceutical products in accordance with guiding principles that address topics such as improvements in pricing and notification regarding switches in suppliers.

14. Segment Information

Our CODM evaluates the performance of our segments and allocates resources to them based on segment EBITDA. Segment assets are not reviewed by the Company’s CODM and, therefore, are not disclosed.

Insignificant amounts of revenue and costs of goods and services may be recorded at the corporate level and are not attributable to a particular segment. Unallocated selling, general, and administrative expenses are those costs for functions performed in a centralized manner and therefore are not attributable to a particular segment. These costs include accounting, finance, human resources, legal, information technology, corporate office support, and overall corporate management.

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended March 31, 2024
	Pharmacy Solutions	Provider Services	Total
Revenues	$1,977,035	599,603	$2,576,638
Cost of goods and services (1)	1,807,100	400,147	2,207,247
Total depreciation and amortization (2)	27,249	15,428	42,677
Segment EBITDA	$88,174	81,912	$170,086

	For the Three Months Ended March 31, 2023
	Pharmacy Solutions	Provider Services	Total
Revenues	$1,467,002	561,376	$2,028,378
Cost of goods and services (1)	1,306,981	386,684	1,693,665
Total depreciation and amortization (2)	28,578	16,229	44,807
Segment EBITDA	$82,322	65,305	$147,627

(1)
Balance includes depreciation and amortization expense that relates to revenue-generating assets
(2)
Balance is inclusive of any depreciation and amortization expense recorded in cost of goods and cost of services

	For the Three Months Ended March 31,
	2024	2023
Segment reconciliation:
Total Segment EBITDA	$170,086	$147,627
Selling, general, and administrative expenses not allocated at segment level	113,097	45,727
Depreciation and amortization	48,922	50,345
Operating income	8,067	51,555
Loss on extinguishment of debt	12,726	—
Interest expense, net	65,020	78,177
Loss before income taxes	$(69,679)	$(26,622)

15. Common Stock, Preferred Stock, and Share-Based Compensation

Common Stock and Preferred Stock

The Company’s Board of Directors approved a 15.7027-for-one stock split of the Company’s common stock on January 24, 2024. The stock split became effective on January 25, 2024. The par value per share of the Company’s common stock remained unchanged at $0.01 per share, and the authorized shares of the Company’s common stock was increased from 8,750,000 to 137,398,625. Upon completion of the IPO Offerings in January 2024, the Company's Board of Directors approved an amendment to our articles of incorporation to authorize 1,500,000,000 and 250,000,000 shares of common stock and preferred stock, respectively, each with a par value of $0.01 per share.

Share-Based Compensation

Upon completion of the IPO and included in the results for the three months ended March 31, 2024, the Company recognized $8.1 million of costs related to new equity awards granted to management under the 2024 Stock Plan. Additionally, the performance condition was satisfied for the Tier I and Tier II performance-vesting options under the 2017 Stock Plan upon completion of the IPO which resulted in $15.0 million of previously unrecognized share-based compensation expense being recognized in the three months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (our “Form 10-Q”). This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Form 10-K”). Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.” When used in the following discussion, “Senior” patients and populations mean individuals who are aged 65 and older, “Specialty” patients and populations mean individuals who have unique, specialized and most often chronic/life-long health conditions and needs, and “Behavioral” patients and populations mean individuals with intellectual and developmental disabilities including mental illness.

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

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

First Quarter of 2024 Key Highlights

•
Completion of our Initial Public Offering on January 30, 2024
•
Extinguishment of our Second Lien Facility
•
Paydown and modification of our First Lien Facility
•
$63.3 million of equity awards granted to management in connection with our IPO

Financial Performance Highlights: First Quarter of 2024 Compared to First Quarter of 2023

•
Revenue grew by $548.3 million, or 27.0% to $2.6 billion
•
Pharmacy Solutions segment revenue grew by $510.0 million, or 34.8%, to $2.0 billion
•
Provider Services segment revenue grew by $38.2 million, or 6.8%, to $599.6 million
•
Net loss increased by $24.1 million to $46.4 million
•
Adjusted EBITDA(1) increased by $15.2 million, or 13.2%, to $130.5 million
•
Pharmacy Solutions Segment EBITDA grew by $5.9 million, or 7.1%, to $88.2 million
•
Provider Services Segment EBITDA grew by $16.6 million, or 25.4%, to $81.9 million
•
Loss per share increased from $(0.18) to $(0.26)
•
Adjusted EPS(1) increased by $0.22 from $(0.10) to $0.12

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Our Service Offerings

We are one of the largest independent providers of home and community-based health services in the United States, delivering both pharmacy and provider services. We believe our high-quality and complementary health services offerings address significant and important patient and stakeholder needs. We enhance patient outcomes through the delivery and coordination of high-quality services that high-need, high-cost patients require. Our services are principally delivered in patient-preferred and lower-cost settings and often over longer periods of time, given the chronic nature of the patient conditions that we address. We believe our breadth of service capabilities and proven outcomes position us as a provider of choice for patients, families, referral sources, customers, and payors. We deliver services through two reportable segments: Pharmacy Solutions and Provider Services. For additional details regarding our diversified service offerings within each reportable segment see “PART I - Item 1. Business” of our Form 10-K.

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended March 31,
	2024		2023
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$1,977.0	76.7%	$1,467.0	72.3%
Provider Services	599.6	23.3%	561.4	27.7%
Consolidated	$2,576.6	100.0%	$2,028.4	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 13% and 15% of total Company revenue for the three months ended March 31, 2024 and 2023, respectively. We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 53% of total Company revenue for the three months ended March 31, 2024 and 2023. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended March 31, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	17.3%	5.0%	—	0.7%	13.1%	20.2%	0.7%	57.0%
Home and Community Pharmacy	2.3%	2.3%	5.0%	—	—	9.2%	0.9%	19.7%
Pharmacy Solutions	19.6%	7.3%	5.0%	0.7%	13.1%	29.4%	1.6%	76.7%
Home Health Care	0.4%	2.7%	4.1%	0.3%	0.8%	—	1.3%	9.6%
Community and Rehab Care	1.4%	10.3%	—	—	—	—	2.0%	13.7%
Provider Services	1.8%	13.0%	4.1%	0.3%	0.8%	—	3.3%	23.3%
Consolidated	21.4%	20.3%	9.1%	1.0%	13.9%	29.4%	4.9%	100.0%

	For the Three Months Ended March 31, 2023
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	16.3%	4.5%	—	0.6%	9.6%	17.7%	1.3%	50.0%
Home and Community Pharmacy	1.3%	2.6%	6.9%	—	—	10.5%	1.0%	22.3%
Pharmacy Solutions	17.6%	7.1%	6.9%	0.6%	9.6%	28.2%	2.3%	72.3%
Home Health Care	0.3%	3.3%	5.0%	0.3%	0.7%	—	1.5%	11.1%
Community and Rehab Care	1.4%	12.5%	—	—	—	—	2.7%	16.6%
Provider Services	1.7%	15.8%	5.0%	0.3%	0.7%	—	4.2%	27.7%
Consolidated	19.3%	22.9%	11.9%	0.9%	10.3%	28.2%	6.5%	100.0%

See Note 2 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for more information regarding revenue by payor type for each segment for the three months ended March 31, 2024 and 2023.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by 11% and 9%, respectively, in the first fiscal quarter of 2024 compared to the first fiscal quarter of 2023. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

The vast majority of patients we serve in our provider businesses are served in the home, and we have purposefully continued to expand our service offering and footprint to serve patients in this lower cost setting. Over the past five years we built upon supportive care services to patients, as we have meaningfully expanded our footprint of highly clinical and expert services to home health, rehabilitation, and hospice patients to address a large national healthcare need and more completely and better serve Senior and Specialty patients in the home as evidenced by continued census growth within the Provider Services segment. Our complementary services that address the multiple needs of these patient populations will increasingly provide integrated care opportunities to provide more complete and better coordinated services to patients across health settings and stages.

Stable Reimbursement Environment Across our Portfolio of Businesses

Our revenue is dependent upon our contracts and relationships with payors for our “must-serve” patient populations. We partner with a large and diverse set of payor groups nationally and in each of our markets, to form provider networks and to lower the overall cost of care. We structure our payor contracts to help both providers and payors achieve their objectives in a mutually aligned manner. Maintaining, supporting, and both deepening and increasing the number of these contracts and relationships, particularly as we continue to grow market share and enter new markets, is important for our long-term success.

We have observed relatively stable reimbursement rates from government and commercial payors in our pharmacy and provider services over a number of years, particularly for services provided to high-need, medically complex populations. Due to the medical necessity of our services, which are lower cost than healthcare services provided in other settings and reduce ER, hospital and institutional facility utilization, we have a history of reimbursement stability.

Culture of Quality and Compliance and Consistent Operations Execution

Quality and compliance are central to our strategies and mission. We have demonstrated leading and excellent service and customer/patient/family satisfaction scores across the organization, as referenced in prior filings such as our Form 10-K. In addition to quality and compliance resources and programs in field operations, we invest over $200 million a year in people, training, auditing, signature programs, accreditations, advocacy, and technologies to support quality, compliance, and safety as part of our “Quality First” framework. We have demonstrated consistently high and often leading marks for service levels, satisfaction scores, and quality metrics in our industries.

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

Ability to Build De Novo Locations

We have a proven ability to augment growth of existing operations by expanding our presence and opening new locations – in both of our reportable segments, Pharmacy Solutions and Provider Services – across geographies with consistent ramp-up in performance after site opening. We believe our platform can continue to build further scale nationally, adding density to additional and targeted key markets as a lever to facilitate maximum pharmacy and provider services overlap, integrated and value-based care, and growth. The Company’s geographic and operations scale, and platform of complementary segments and service lines, provides us with access to more de novo opportunities to consider and prioritize.

In the first fiscal quarter of 2024, we opened 14 de novo offices (branches/agencies) and clinics in new locations across our pharmacy and provider services. We typically identify and open new locations within proximity of an existing location as we leverage existing market knowledge and presence to expand in target markets, regions, and states. Our internal support resources in real estate, purchasing, IT, credentialing, payor contracting, HR, and sales and marketing, along with our Project Management Office, help to support and manage de novo locations from start to opening. We expect to continue to selectively and strategically expand our footprint within the United States and extend our service offerings to our patients and for customers, referral sources, and payors, and we believe de novo investments facilitate more integrated care capability and are a meaningful organic growth driver for the Company.

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

We provide multiple pharmacy and provider services to approximately 20,000 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, CCRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within the provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

Aligning to Value-Based Care Reimbursement Models with Innovative Solutions

The scale and depth of our complimentary platform of diverse yet related customer and patient services – that complex patients require – positions us at the forefront with governmental and commercial payors who are increasingly seeking ways to expand value-based reimbursement models. Our high-quality services that are delivered in home and community-based and patient and family-preferred settings at lower comparable costs are well-positioned for the long-term, and we continue to add wraparound care management capabilities and offerings to our core services. In addition to our large Medicare and Medicaid beneficiary populations, we have a large number of non-governmental payor contracts across the organization today, which both diversifies our payor mix, and provides for additional value-based opportunities and partnerships. The Company’s focused build out of its (i) Home-Based Primary Care, transitional care programs, and in-home medication therapy management, and (ii) Clinical (Nursing) Hub, are key enablers to coordinate base pharmacy and provider services and drive improved quality and lower costs for value-based care constructs. In addition to numerous payor contracts that feature reimbursement incentives, in the past year the Company has entered into several accountable care organization (“ACO”) arrangements to participate in shared savings from its attributed primary care patients and other ACO partnerships and contract as a preferred provider.

Initial Public Offering

On January 30, 2024, we completed our initial public offering (“IPO”) of 53,333,334 shares of common stock at a price of $13.00 per share and a concurrent offering of 8,000,000 6.75% tangible equity units (“TEUs”) with a stated amount of $50.00 per unit (collectively, the “IPO Offerings”). The net proceeds from the IPO Offerings amounted to $656.5 million and $389.0 million for the common stock and TEUs, respectively, after deducting underwriting discounts, commissions, and offering-related expenses. The shares of common stock and TEUs began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively.

We used the proceeds received from the IPO Offerings (i) to repay all indebtedness outstanding under the Second Lien Facility, (ii) to repay all indebtedness outstanding under the Revolving Credit Facility, (iii) to repay $343.3 million outstanding aggregate amount under the First Lien Facility, and (iv) to pay certain expenses in the offering. We intend to use the remaining proceeds for general corporate purposes. Additionally, we will pay $22.7 million of termination fees in connection with the termination of our monitoring agreement with our controlling stockholders, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (together with KKR, the “Managers”) (the “Monitoring Agreement”).

New Equity Awards

We granted approximately $63.3 million in non-cash share-based compensation with respect to equity awards to our management and certain other full-time employees in January 2024 at the time of the IPO Offerings. Additionally, we expect to grant approximately 7.7 million restricted stock units to certain full-time employees starting in the second quarter of fiscal year 2024 as previously disclosed in connection with the IPO.

Factors Affecting Results of Operations and Comparability

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Item 3. “Legal Proceedings”. The settlement agreement is subject to the approval of the United States Department of Justice and the District Court. The estimated financial impact increased from $115.0 million as of December 31, 2023 to $120.0 million as of March 31, 2024. The $5.0 million change is an estimate of increased costs associated with settling the claim and is included in selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. See Note 10 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes, included elsewhere in this Quarterly Report on Form 10-Q.

Update on the Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services declared the COVID-19 pandemic is no longer a public health emergency. New variants could affect our operations for an extended period; however, at this time we cannot confidently forecast the duration or the ultimate financial impact on our operations, should such an impact occur. In the three months ended March 31, 2024, the Company received no funds from the Provider Relief Fund (“PRF”) and recognized no income related to the program. The Company received and recognized into income $18.8 million from the PRF for the three months ended March 31, 2023. The income recognized was offset directly by the expenses incurred within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations, which resulted in no net financial impact to the Company.

Change Healthcare Cybersecurity Incident

The Company uses Change Healthcare, a subsidiary of UnitedHealth Group, to submit certain patient claims, primarily within our Pharmacy Solutions reportable segment, to Medicare and other payors for reimbursement. On February 22, 2024, UnitedHealth Group announced that on February 21, 2024, Change Healthcare’s information technology systems were impacted by a cybersecurity incident. The Change Healthcare cybersecurity incident did not impact our day-to-day operations; however, we were delayed in submitting patient claims to certain payors. As of the date of this filing, we are substantially caught up with our claim submissions; however, the delays in submitting claims resulted in a reduction of our operating cash flow and an estimated increase to our accounts receivable of approximately $20.0 million for the three months ended March 31, 2024.

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

Loss on Extinguishment of Debt. Loss on extinguishment of debt reflects the write-off of unamortized debt issuance costs upon the early repayment of our Second Lien Facility.

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

Income Tax Benefit. Our provision for income taxes is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended March 31,
			Change
	2024	2023	Amount	%
Revenues:
Products	$1,977,035	$1,467,002	$510,033	34.8%
Services	599,603	561,376	38,227	6.8%
Total revenues	2,576,638	2,028,378	548,260	27.0%
Cost of goods	1,807,100	1,306,981	500,119	38.3%
Cost of services	400,147	386,684	13,463	3.5%
Gross profit	369,391	334,713	34,678	10.4%
Selling, general, and administrative expenses	361,324	283,158	78,166	27.6%
Operating income	8,067	51,555	(43,488)	(84.4)%
Loss on extinguishment of debt	12,726	—	12,726	n.m.
Interest expense, net	65,020	78,177	(13,157)	(16.8)%
Loss before income taxes	(69,679)	(26,622)	(43,057)	n.m.
Income tax benefit	(23,294)	(4,346)	(18,948)	n.m.
Net loss	$(46,385)	$(22,276)	$(24,109)	n.m.
Adjusted EBITDA (1)	$130,498	$115,278	$15,220	13.2%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $2,576.6 million for the three months ended March 31, 2024, as compared with $2,028.4 million for the three months ended March 31, 2023, an increase of $548.3 million or 27.0%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $1,807.1 million for the three months ended March 31, 2024, as compared with $1,307.0 million for the three months ended March 31, 2023, an increase of $500.1 million or 38.3%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $400.1 million for the three months ended March 31, 2024, as compared with $386.7 million for the three months ended March 31, 2023, an increase of $13.5 million or 3.5%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $361.3 million for the three months ended March 31, 2024, as compared with $283.2 million for the three months ended March 31, 2023, an increase of $78.2 million or 27.6%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $9.9 million, or 3.5% growth on consolidated 2023 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $42.1 million, or 14.9% growth on consolidated 2023 selling, general, and administrative expenses, as a result of our IPO Offerings and are not expected to recur. These expenses include $22.7 million of termination fees we will pay to the Managers in connection with the termination of our Monitoring Agreement; $15.0 million of previously unrecognized non-cash share-based compensation expense related to performance-vesting options, which vested upon the IPO; and $4.4 million of non-capitalizable offering costs;
•
an increase of $8.1 million, or 2.9% growth on consolidated 2023 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management in conjunction with the IPO;
•
an increase of $9.5 million, or 3.4% growth on consolidated 2023 selling, general, and administrative expenses, due to a change in estimate of legal settlements and defense costs related to two historical PharMerica litigation matters; and
•
an increase of $8.6 million, or 3.0% growth on consolidated 2023 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year.

Included within selling, general, and administrative expenses for the three months ended March 31, 2024 were $0.6 million of certain pre-opening startup costs associated with our corporate de novo program as compared with $1.2 million for the three months ended March 31, 2023. The costs are attributable to certain strategic initiatives, and include costs incurred prior to opening de novo locations in connection with our expansion into specific new geographies, and fluctuate based on the number, timing and geographic footprint of new locations.

Loss on Extinguishment of Debt

During the three months ended March 31, 2024, we used proceeds from the IPO Offerings to repay the Second Lien on January 30, 2024 and as a result incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recognized for the three months ended March 31, 2023.

Interest Expense, net

Interest expense, net was $65.0 million for the three months ended March 31, 2024, as compared with $78.2 million for the three months ended March 31, 2023, a decrease of $13.2 million or 16.8%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period and a $4.5 million increase in interest income related to cash flow hedges of interest rate risk from $5.1 million of interest income for the three months ended March 31, 2023 to $9.6 million for the three months ended March 31, 2024. The Company's outstanding term debt decreased in the first fiscal quarter of 2024 due to the paydowns on our term debt using proceeds from the IPO Offerings.

Income Tax Benefit

Income tax benefit was $23.3 million for the three months ended March 31, 2024, as compared to $4.3 million for the three months ended March 31, 2023, an increase of $19.0 million. The increase in the income tax benefit is attributable to an increase in the pre-tax book loss for the three months ended March 31, 2024 as compared to three months ended March 31, 2023, and an increase in the effective tax rate for the three months ended March 31, 2024 of 33.4% compared to 16.3% for the three months ended March 31, 2023. The increase in the effective tax rate is primarily due to limitations on the deductibility of certain executive compensation that now apply to the Company after the IPO Offerings.

Net Loss

Net loss was $46.4 million for the three months ended March 31, 2024, as compared with $22.3 million for the three months ended March 31, 2023, an increase of $24.1 million. Net loss for the first fiscal quarter of 2024 includes the aforementioned $42.1 million of expense related to non-recurring costs directly associated with the IPO Offerings. Additionally, the Company incurred a write-off of $12.7 million of unamortized debt issuance costs upon the extinguishment of the Second Lien and $8.1 million of non-cash share-based compensation expense related to new equity awards granted to management in connection with the IPO Offerings. The increase in expenses is offset by the aforementioned decrease in interest expense, net, increase in revenue, and change in income tax benefit.

Adjusted EBITDA (1)

Adjusted EBITDA was $130.5 million for the three months ended March 31, 2024, as compared with $115.3 million for the three months ended March 31, 2023, an increase of $15.2 million or 13.2%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $22.4 million, or 19.4% growth on consolidated 2023 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
a decrease of $7.2 million, or 6.2% decline on consolidated 2023 Adjusted EBITDA, as a result of increased corporate expenses incurred primarily due to investments in information technology and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth, for the periods indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues	$1,977,035	$1,467,002	$510,033	34.8%
Cost of goods	1,807,100	1,306,981	500,119	38.3%
Gross profit	169,935	160,021	9,914	6.2%
Selling, general, and administrative expenses	109,010	106,277	2,733	2.6%
Segment operating income	$60,925	$53,744	$7,181	13.4%
Segment EBITDA	$88,174	$82,322	$5,852	7.1%
Business Metrics:
Prescriptions dispensed	9,854,495	9,027,911	826,584	9.2%
Revenue per script	$200.62	$162.50	$38.12	23.5%
Gross profit per script	$17.24	$17.73	$(0.49)	(2.8)%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $1,977.0 million for the three months ended March 31, 2024, as compared with $1,467.0 million for the three months ended March 31, 2023, an increase of $510.0 million or 34.8%. The increase primarily resulted from volume growth partially offset by mix shifts across and within the Pharmacy Solutions segment resulting in decreased rates. Revenue attributable to Infusion and Specialty Pharmacy was $1,465.6 million for the three months ended March 31, 2024, as compared with $1,020.9 million for the three months ended March 31, 2023, an increase of $444.7 million or 43.6% attributable to an increase in prescriptions on certain specialty branded drugs. Revenue attributable to Home and Community Pharmacy was $511.4 million for the three months ended March 31, 2024, as compared with $446.1 million for the three months ended March 31, 2023, an increase of $65.3 million or 14.6%.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $1,807.1 million for the three months ended March 31, 2024, as compared with $1,307.0 million for the three months ended March 31, 2023, an increase of $500.1 million or 38.3%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $169.9 million for the three months ended March 31, 2024, as compared with $160.0 million for the three months ended March 31, 2023, an increase of $9.9 million or 6.2%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended March 31, 2024 was 8.6% compared to 10.9% for the three months ended March 31, 2023. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $109.0 million for the three months ended March 31, 2024, as compared with $106.3 million for the three months ended March 31, 2023, an increase of $2.7 million or 2.6%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $88.2 million for the three months ended March 31, 2024, as compared with $82.3 million for the three months ended March 31, 2023, an increase of $5.9 million or 7.1%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 14 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues	$599,603	$561,376	$38,227	6.8%
Cost of services	400,147	386,684	13,463	3.5%
Gross profit	199,456	174,692	24,764	14.2%
Selling, general, and administrative expenses	134,409	127,212	7,197	5.7%
Segment operating income	$65,047	$47,480	$17,567	37.0%
Segment EBITDA	$81,912	$65,305	$16,607	25.4%
Business Metrics:
Home Health Care average daily census	42,928	38,825	4,103	10.6%
Community and Rehab Care persons served	16,595	16,540	55	0.3%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $599.6 million for the three months ended March 31, 2024, as compared with $561.4 million for the three months ended March 31, 2023, an increase of $38.2 million or 6.8%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenue attributable to Home Health Care was $242.0 million for the three months ended March 31, 2024, as compared with $222.9 million for the three months ended March 31, 2023, an increase of $19.1 million or 8.6%. Revenue attributable to Community and Rehab Care was $357.6 million for the three months ended March 31, 2024, as compared with $338.5 million for the three months ended March 31, 2023, an increase of $19.1 million or 5.6%.

Cost of Services

Cost of services was $400.1 million for the three months ended March 31, 2024, as compared with $386.7 million for the three months ended March 31, 2023, an increase of $13.5 million or 3.5%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $199.5 million for the three months ended March 31, 2024, as compared with $174.7 million for the three months ended March 31, 2023, an increase of $24.8 million or 14.2%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $134.4 million for the three months ended March 31, 2024, as compared with $127.2 million for the three months ended March 31, 2023, an increase of $7.2 million or 5.7%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $81.9 million for the three months ended March 31, 2024, as compared with $65.3 million for the three months ended March 31, 2023, an increase of $16.6 million or 25.4%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 14 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. GAAP, which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, and Adjusted earnings per share (“EPS”). These non-GAAP financial measures are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net (loss) income and diluted EPS. Rather, we present EBITDA, Adjusted EBITDA, and Adjusted EPS as supplemental measures of our performance.

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net (loss) income before income tax (benefit) expense, interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; restructuring and divestiture-related and other costs; goodwill impairment; legal costs associated with certain historical matters for PharMerica and settlement costs; significant projects; management fees; and unreimbursed COVID-19 related costs. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net (loss) income. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

We have historically incurred substantial acquisition, integration, and transaction-related costs. The underlying acquisition activities take place over a defined timeframe, have distinct project timelines, and are incremental to activities and costs that arise in the ordinary course of our business. Therefore, we have excluded these costs from our Adjusted EBITDA and Adjusted EPS because it provides management a normalized view of our core, ongoing operations after integrating our acquired companies.

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters associated with three cases, two of which remain outstanding as of March 31, 2024, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with the Silver matter, which settled in November 2023. We have excluded legal costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

The significant projects adjustment represents costs associated with certain transformational projects, which are not considered to be a part of our normal and recurring business operations and are not expected to recur in our future business plans. Moreover, the costs associated with significant projects, which are incurred on an infrequent and limited basis, are not reflective of our operating performance. Due to the aforementioned reasons, we have excluded the costs related to significant projects from our Adjusted EBITDA and Adjusted EPS, as such adjustment provides a more meaningful understanding to investors and others of our ongoing results.

The management fees adjustment represents fees paid historically under the Monitoring Agreement related to either (i) activities that are expected to be performed by our existing personnel upon the termination of the Monitoring Agreement, and thus not expected to result in incremental costs subsequent to the IPO Offerings, or (ii) acquisitions, divestitures, and external financing activities, which costs would otherwise be excluded from our Adjusted EBITDA and Adjusted EPS. Therefore, we have excluded management fees from our Adjusted EBITDA and Adjusted EPS, as such fees are no longer applicable and representative of our ordinary operating performance as a result of the completion of the IPO Offerings.

EBITDA, Adjusted EBITDA, and Adjusted EPS are not measures of financial performance under U.S. GAAP and should be considered in addition to, and not as a substitute for, net (loss) income, earnings per diluted share or other financial measures performed in accordance with U.S. GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.

Given our determination of adjustments in arriving at our computations of EBITDA, Adjusted EBITDA and Adjusted EPS, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to net income or loss, operating income or loss, earnings or loss per diluted share, cash flows from operating activities, total indebtedness, or any other financial measures calculated in accordance with U.S. GAAP.

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended March 31,
	2024	2023
Net loss	$(46,385)	$(22,276)
Income tax benefit	(23,294)	(4,346)
Interest expense, net	65,020	78,177
Depreciation and amortization	48,922	50,345
EBITDA	$44,263	$101,900
Non-cash share-based compensation (1)	24,848	450
Acquisition, integration, and transaction-related costs (2)	8,542	1,646
Restructuring and divestiture-related and other costs (3)	17,831	4,225
Legal costs and settlements (4)	10,473	2,038
Significant projects (5)	1,160	3,716
Management fee (6)	23,381	1,433
Unreimbursed COVID-19 related costs	—	(130)
Total adjustments	$86,235	$13,378
Adjusted EBITDA	$130,498	$115,278

(1)
Represents non-cash share-based compensation to certain members of our management. The three months ended March 31, 2024 includes $8.1 million of costs related to new equity awards granted to management upon the completion of our IPO under the 2024 Stock Plan and $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation, and integration costs incurred including any facility consolidation, integration travel, or severance associated with the integration of an acquisition. These costs also included $4.4 million and $0.2 million of costs related to the IPO Offerings which were not capitalizable for the three months ended March 31, 2024 and 2023, respectively; and $0.1 million and $1.0 million of system implementation costs associated with the integration of acquisitions for the three months ended March 31, 2024 and 2023, respectively.
(3)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs included $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the three months ended March 31, 2024, as well as $1.8 million and $2.2 million of intangible asset and other investment impairment for the three months ended March 31, 2024 and 2023, respectively.
(4)
Represents settlement and defense costs associated with certain PharMerica litigation matters associated with three historical cases, which includes the Silver matter. For the three months ended March 31, 2024, these costs included $5.0 million associated with the settlement of the Silver matter due to a change in estimate. See Note 10 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for additional information.
(5)
Represents costs associated with certain transformational projects and for the periods presented. General ledger system migration and related business intelligence system implementation costs, which were capitalized as development costs and are subsequently amortized in accordance with Accounting Standards Codification 350-40, Internal Use Software, were $0.5 million for the three months ended March 31, 2024 and 2023 and are expected to be recognized through the second fiscal quarter of 2024. Pharmacy billing system implementation costs were $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and the project is expected to be completed in the first fiscal quarter of 2024. Ransomware attack response costs associated with the ransomware attack in the first half of 2023 were $2.0 million for the three months ended March 31, 2023.
(6)
Represents annual management fees payable to the Managers under the Monitoring Agreement through the date of the IPO, and $22.7 million of termination fees resulting from the Monitoring Agreement being terminated upon completion of the IPO Offerings. All management fees have ceased following the completion of the IPO.

The following table reconciles diluted EPS to Adjusted EPS:

($ in thousands)	For the Three Months Ended March 31,		For the Years Ended December 31,
	2024	2023	2023	2022	2021
Diluted EPS	$(0.26)	$(0.18)	$(1.31)	$(0.46)	$0.41
Non-cash share-based compensation (1)	0.13	0.00	0.03	0.03	0.04
Acquisition, integration, and transaction-related costs (1)	0.05	0.01	0.17	0.30	0.23
Restructuring and divestiture-related and other costs (1)	0.10	0.04	0.17	0.23	0.05
Goodwill impairment (1)	—	—	—	0.33	—
Legal costs and settlements (1)	0.06	0.02	1.02	0.07	0.09
Significant projects (1)	0.01	0.03	0.07	0.03	0.03
Management fee (1)	0.13	0.01	0.05	0.04	0.03
Unreimbursed COVID-19 related costs (1)	—	0.00	0.00	0.01	0.01
Income tax impact on adjustments (2)	(0.10)	(0.03)	(0.16)	(0.24)	(0.12)
Adjusted EPS	$0.12	$(0.10)	$0.04	$0.34	$0.77

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net loss per common share	175,531	117,866	117,868	117,840	121,790
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income (loss) per common share	186,783	117,866	124,922	124,954	121,790
(1)
This adjustment reflects the per share impact of the adjustment reflected within the definition of Adjusted EBITDA.
(2)
The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

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

We evaluate our liquidity based upon the availability we have under our First Lien Facilities in addition to the net cash provided by (used in) operating, investing, and financing activities. Specifically, we review the activity under the Revolving Credit Facility and the LC Facility and consider period end balances outstanding under the Revolving Credit Facility and the LC Facility. Based upon the outstanding borrowings and letters of credit under the Revolving Credit Facility and the LC Facility, we calculate the availability for incremental borrowings under the Revolving Credit Facility and the LC Facility. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity:

	For the Three Months Ended March 31,	For the Year Ended December 31,
($ in thousands)	2024	2023
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$50,700	$74,800
Repayments of the Revolving Credit Facility, net	(50,700)	(24,100)
Ending Revolving Credit Facility balance	$—	$50,700
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$530,000	$530,000
Less: outstanding Revolving Credit Facility balance	—	(50,700)
Less: outstanding letters of credit subject to LC Sublimit	(7,795)	(6,632)
Less: outstanding letters of credit under the LC Facility	(54,279)	(54,279)
End of period Revolving Credit Facility and LC Facility availability	467,926	418,389
End of period cash balance	58,037	13,071
Total Liquidity, end of period	$525,963	$431,460

Cash Flow Activity

Three Months Ended March 31, 2024 and 2023

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	Variance
Net cash (used in) provided by operating activities	$(78,859)	$39,896	$(118,755)
Net cash (used in) provided by investing activities	$(30,938)	$(17,463)	$(13,475)
Net cash (used in) provided by financing activities	$154,763	$(24,881)	$179,644

Operating Activities

Net cash used in operating activities was $78.9 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of $39.9 million for the three months ended March 31, 2023. The change was primarily due to the following:

•
an increase of $45.4 million in accounts receivable due to volume growth in the first fiscal quarter of 2024 compared to the first fiscal quarter of 2023;
•
an increase in cash outflows of $20.0 million due to timing of payments for inventory purchases driven by volume growth;
•
a decrease of $20.0 million in cash inflows due to delayed cash collections of receivables as a result of the Change Healthcare cybersecurity event that occurred in the first fiscal quarter of 2024;
•
$18.8 million of PRF general distribution received in 2023, as compared to no PRF general distribution in 2024;
•
an increase of $13.5 million in cash outflows for direct and indirect remuneration fees paid;
•
an increase in cash paid for income taxes of $7.5 million; offset by
•
a $12.7 million decrease in cash paid for interest, net primarily as a result paydowns, extinguishments and modifications of debt utilizing proceeds from the IPO Offerings.

Investing Activities

Net cash used in investing activities increased by $13.5 million, from $17.5 million in the three months ended March 31, 2023 to $30.9 million in the three months ended March 31, 2024. The increase was primarily due to a $4.0 million increase in purchases of property and equipment in the first fiscal quarter of 2024 compared to the first fiscal quarter of 2023 and $9.4 million paid for acquisitions acquired in the first fiscal quarter of 2024 compared to no acquisitions in the first fiscal quarter of 2023.

Financing Activities

Net cash provided by financing activities was $154.8 million for the three months ended March 31, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, offset by extinguishment of and repayments on our long-term debt of $793.4 million, net repayments on our Revolving Credit Facility of $50.7 million, and payment of debt issuance costs of $43.0 million.

Net cash used in financing activities was $24.9 million for the three months ended March 31, 2023, primarily attributable to repayments on our long-term debt of $7.8 million, net repayments on our Revolving Credit Facility of $14.3 million, and payment of finance lease obligations of $2.9 million.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of March 31, 2024 and December 31, 2023.

We were in compliance with all applicable financial covenants as of March 31, 2024 and December 31, 2023.

First Lien Credit Agreement

On March 5, 2019, the Company entered into the First Lien Credit Agreement, among Phoenix Intermediate Holdings Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent and Collateral Agent (the “First Lien Credit Agreement”). The First Lien Credit Agreement originally consisted of a principal amount of $1,650.0 million. In 2019, an additional delayed draw of $150.0 million was made on the First Lien Credit Agreement (“Tranche B-1”). The First Lien Credit Agreement was further amended in 2020 (“Tranche B-2”) and 2021 (“Tranche B-3”) to establish additional borrowings of $550.0 million and $675.0 million, respectively, resulting in a total gross borrowings of $3,025.0 million.

On June 30, 2023, the Company amended the terms of the First Lien Credit Agreement to reflect a change in reference rate to the Secured Overnight Financing Rate (“SOFR”).

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and established a new Tranche B-4 Term Loan to refinance the remaining $2,566.0 million of borrowings under the First Lien Credit Agreement at a rate equal to SOFR plus 3.25% and a maturity date of February 21, 2031. For additional information about our First Lien Credit Agreement, see Note 5 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility (the “Revolver”) was $475.0 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had no borrowings outstanding under the Revolver and $7.8 million of letters of credit reducing the available borrowing capacity to approximately $467.2 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit, reducing the available borrowing capacity to $417.7 million.

The First Lien Credit Agreement, as amended, provides for an additional $55.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of March 31, 2024 and December 31, 2023, there were $54.3 million of letters of credit outstanding under the LC Facility, respectively, resulting in an available borrowing capacity of $0.7 million.

For additional information about our Revolving Credit Facility and LC Facility, see Note 5 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Second Lien Credit Agreement

On March 5, 2019, the Company entered into a $450.0 million Second Lien Facility. Borrowings under the Second Lien Facility were subordinated to the First Lien Credit Agreement. On January 30, 2024, we used a portion of the net proceeds received from the

IPO Offerings to repay all outstanding borrowings under the Second Lien Facility. No further obligation exists related to the Second Lien Facility. This transaction was accounted for as a debt extinguishment and the Company incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs.

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

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancing of existing term debt on February 21, 2024, did not result in a change to the terms of the interest rate swap agreements. For the three months ended March 31, 2024 and the year ended December 31, 2023, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $9.6 million and $31.4 million, respectively.

Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which will be $0.8531 per Amortizing Note. In the aggregate, the annual quarterly cash installments will be equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note. Refer to Note 6 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

The table below summarizes the total outstanding debt of the Company:

	Rate		Long term obligation and note payable		Interest Expense
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Three Months Ended March 31, 2024	Fiscal Year 2023
First Lien - payable to lenders at SOFR plus applicable margin	—	8.72%	$—	$1,719,360	$21,545	$146,167
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	8.97%	—	1,189,975	15,389	104,190
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	8.58%	—	2,566,000	—	23,835	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	13.97%	—	450,000	5,239	62,012
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	8.55%	9.59%	—	50,000	387	3,988
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	10.75%	11.75%	—	700	1,875	12,243
Amortizing Notes			69,294	—	1,192	—
Notes payable and other			4,338	4,356	—	2
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(4,442)	(4,009)
Total debt			$2,639,632	$3,414,391	$65,020	$324,593
Less: debt issuance costs, net			75,823	50,177
Total debt, net of debt issuance costs			2,563,809	3,364,214
Less: Current portion of long-term debt			48,670	32,273
Total long-term debt			$2,515,139	$3,331,941

Our Company leverage, as calculated under our First Lien Credit Agreement and the Second Lien Credit Agreement, was 4.33x and 5.86x at March 31, 2024 and December 31, 2023, respectively.

Critical Accounting Policies and Use of Estimates

In preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which are hereby incorporated by reference.

Recent Accounting Pronouncements

Refer to Note 1 “Significant Accounting Policies” within our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Our Company is exposed to interest rate risk related to changes in interest rates for borrowings under our First Lien Facilities. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our First Lien Facility in excess of the notional amount of the swaps will be subject to variable interest rates. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

As of March 31, 2024, our debt outstanding was $2.6 billion and we had three interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would increase our net loss and decrease our cash flows by $6.4 million on an annual basis based upon our borrowing level at March 31, 2024. The market risks associated with our debt obligations as of March 31, 2024 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 5 within the unaudited condensed consolidated financial statements and related notes, in the Quarterly Report on Form 10-Q for additional information on our debt obligations and derivative instruments.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal and/or administrative proceedings and subject to claims that arise in the ordinary course of business. We do not believe the ultimate liability, if any, for outstanding proceedings or claims, individually or in the aggregate, in excess of amounts already provided in our consolidated financial statements, will have a material adverse effect on our business, financial condition, or results of operations. It is reasonably possible that an adverse determination might have an impact on a particular period. Regardless of the outcome, litigation has the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

For a summary of our material legal proceedings, refer to Note 10 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business, financial condition, or results of operations from those set forth under the heading “Summary Risk Factors” or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024
4.7	Registration Rights Agreement, dated December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
10.1

Joinder Agreement and Amendment No. 7, dated as of February 21, 2024, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (with amended First Lien Credit Agreement attached as Exhibit A) (refiled herewith to correct the 2020 L/C Facility Maturity Date definition error in the version filed as Exhibit 10.1 to BrightSpring Health Services, Inc. Current Report on Form 8-K filed on February 21, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSpring Health Services, Inc.

Date: May 2, 2024	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Jim Mattingly
Jim Mattingly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2024	By:	/s/Jennifer Phipps
Jennifer Phipps
Chief Accounting Officer
(Principal Accounting Officer)