Form 10-Q
period 2024-06-30
BrightSpring Health Services, Inc.
filed 2024-08-02
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of July 30, 2024 was 171,457,499.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,027	$13,071
Accounts receivable, net of allowance for credit losses	984,758	881,627
Inventories	374,289	402,776
Prepaid expenses and other current assets	137,805	159,167
Total current assets	1,521,879	1,456,641
Property and equipment, net of accumulated depreciation of $406,233 and $368,089 at June 30, 2024 and December 31, 2023, respectively	245,569	245,908
Goodwill	2,626,353	2,608,412
Intangible assets, net of accumulated amortization	851,297	881,476
Operating lease right-of-use assets, net	258,647	267,446
Deferred income taxes, net	22,000	—
Other assets	79,336	72,838
Total assets	$5,605,081	$5,532,721
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$669,401	$641,607
Accrued expenses	346,740	492,363
Current portion of obligations under operating leases	68,253	71,053
Current portion of obligations under financing leases	11,972	11,141
Current portion of long-term debt	48,670	32,273
Total current liabilities	1,145,036	1,248,437
Obligations under operating leases, net of current portion	195,507	201,655
Obligations under financing leases, net of current portion	24,160	22,528
Long-term debt, net of current portion	2,563,536	3,331,941
Deferred income taxes, net	—	23,668
Long-term liabilities	70,973	91,943
Total liabilities	3,999,212	4,920,172
Redeemable noncontrolling interests	5,936	27,139
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 and 137,398,625 shares authorized, 171,397,030 and 117,857,055 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,714	1,179
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at June 30, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Additional paid-in capital	1,804,965	771,336
Accumulated deficit	(226,150)	(200,319)
Accumulated other comprehensive income	19,025	12,544
Total shareholders' equity	1,599,554	584,740
Noncontrolling interest	379	670
Total equity	1,599,933	585,410
Total liabilities, redeemable noncontrolling interests, and equity	$5,605,081	$5,532,721

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Products	$2,114,491	$1,596,839	$4,091,526	$3,063,841
Services	615,719	569,885	1,215,322	1,131,261
Total revenues	2,730,210	2,166,724	5,306,848	4,195,102
Cost of goods	1,931,760	1,409,249	3,738,860	2,716,230
Cost of services	409,417	385,405	809,564	772,089
Gross profit	389,033	372,070	758,424	706,783
Selling, general, and administrative expenses	326,619	292,454	687,943	575,612
Operating income	62,414	79,616	70,481	131,171
Loss on extinguishment of debt	—	—	12,726	—
Interest expense, net	52,439	79,684	117,459	157,861
Income (loss) before income taxes	9,975	(68)	(59,704)	(26,690)
Income tax benefit	(9,466)	(2,834)	(32,760)	(7,180)
Net income (loss)	19,441	2,766	(26,944)	(19,510)
Net loss attributable to noncontrolling interests	(478)	(1,222)	(1,113)	(2,116)
Net income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$19,919	$3,988	$(25,831)	$(17,394)

Net income (loss) per common share (Note 12):
Income (loss) per share - basic	$0.10	$0.03	$(0.14)	$(0.15)
Income (loss) per share - diluted	$0.10	$0.03	$(0.14)	$(0.15)
Weighted average shares outstanding:
Basic	197,515	117,883	186,523	117,875
Diluted	208,987	126,449	186,523	117,875

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$19,441	$2,766	$(26,944)	$(19,510)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(49)	106	(195)	109
Cash flow hedges:
Net change in fair value, net of tax (1)	3,145	26,159	21,104	19,807
Amounts reclassified to earnings, net of tax (2)	(7,186)	(5,697)	(14,428)	(9,559)
Total other comprehensive (loss) income, net of tax	(4,090)	20,568	6,481	10,357
Total comprehensive income (loss)	15,351	23,334	(20,463)	(9,153)
Comprehensive loss attributable to redeemable noncontrolling interests	(339)	(1,222)	(822)	(2,116)
Comprehensive loss attributable to noncontrolling interest	(139)	—	(291)	—
Comprehensive income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$15,829	$24,556	$(19,350)	$(7,037)

(1)
The income tax effects of the net change in fair value were $(1,018) and $(6,833) for the three and six months ended June 30, 2024, respectively, and $(8,705) and $(6,591) for the three and six months ended June 30, 2023, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $2,327 and $4,672 for the three and six months ended June 30, 2024, respectively, and $1,896 and $3,181 for the three and six months ended June 30, 2023, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at March 31, 2024	171,190,389	$1,712	$1,788,728	$(246,069)	$23,115	$518	$1,568,004
Net income (loss) (1)	—	—	—	19,919	—	(139)	19,780
Other comprehensive loss, net of tax	—	—	—	—	(4,090)	—	(4,090)
Share-based compensation	—	—	15,136	—	—	—	15,136
Shares issued under share-based compensation plan, including tax effects	107,389	1	21	—	—	—	22
Shares issued for payment of acquisition	99,252	1	1,080	—	—	—	1,081
Balances at June 30, 2024	171,397,030	$1,714	$1,804,965	$(226,150)	$19,025	$379	$1,599,933

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at March 31, 2023	117,883,231	$1,179	$778,716	$(67,098)	$10,981	$—	$723,778
Net income (1)	—	—	—	3,988	—	—	3,988
Other comprehensive income, net of tax	—	—	—	—	20,568	—	20,568
Share-based compensation	—	—	825	—	—	—	825
Balances at June 30, 2023	117,883,231	$1,179	$779,541	$(63,110)	$31,549	$—	$749,159

(1) Net income (loss) to the Company for the three months ended June 30, 2024 and 2023 excludes $(339) and $(1,222), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (continued)

(In thousands, except share data or otherwise indicated)

(Unaudited)

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(25,831)	—	(291)	(26,122)
Other comprehensive income, net of tax	—	—	—	—	6,481	—	6,481
Share-based compensation	—	—	39,984	—	—	—	39,984
Shares issued under share-based compensation plan, including tax effects	107,389	1	21	—	—	—	22
Shares issued for payment of acquisition	99,252	1	1,080	—	—	—	1,081
Extinguishment of redeemable noncontrolling interest	—	—	14,981	—	—	—	14,981
Issuance of common stock on initial public offering, net of underwriting discounts and commissions, and offering-related expenses of $36.8 million	53,333,334	533	655,952	—	—	—	656,485
Proceeds from stock purchase contract issued under tangible equity units, net of underwriting discounts and commissions of $9.1 million	—	—	321,611	—	—	—	321,611
Balances at June 30, 2024	171,397,030	$1,714	$1,804,965	$(226,150)	$19,025	$379	$1,599,933

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2022	117,860,839	$1,179	$778,121	$(45,716)	$21,192	$—	$754,776
Net loss (1)	—	—	—	(17,394)	—	—	(17,394)
Other comprehensive income, net of tax	—	—	—	—	10,357	—	10,357
Share-based compensation	—	—	1,275	—	—	—	1,275
Shares issued under share-based compensation plan, including tax effects	22,392	—	145	—	—	—	145
Balances at June 30, 2023	117,883,231	$1,179	$779,541	$(63,110)	$31,549	$—	$749,159

(1) Net loss to the Company for the six months ended June 30, 2024 and 2023 excludes $(822) and $(2,116), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(26,944)	$(19,510)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	98,993	100,550
Impairment of long-lived assets	1,980	6,114
Provision for credit losses	13,118	12,174
Amortization of deferred debt issuance costs	6,937	10,509
Share-based compensation	39,984	1,275
Deferred income taxes, net	(49,260)	(25,755)
Loss on extinguishment of debt	12,726	—
Loss on disposition of fixed assets	24	519
Other	(1,438)	372
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(112,522)	(105,402)
Prepaid expenses and other current assets	21,737	22,110
Inventories	29,720	36,708
Trade accounts payable	41,329	(89,666)
Accrued expenses	(153,892)	69,682
Other assets and liabilities	(16,576)	(4,988)
Net cash (used in) provided by operating activities	$(94,084)	$14,692
Investing activities:
Purchases of property and equipment	$(45,559)	$(38,794)
Acquisitions of businesses, net of cash acquired	(43,611)	(25,464)
Other	540	1,494
Net cash used in investing activities	$(88,630)	$(62,764)
Financing activities:
Long-term debt borrowings	$2,566,000	$—
Long-term debt repayments	(3,370,970)	(15,321)
Proceeds from issuance of common stock on initial public offering, net	656,485	—
Proceeds from issuance of tangible equity units, net	389,000	—
Borrowings of the Revolving Credit Facility, net	5,100	66,600
Payment of debt issuance costs	(43,188)	—
Repurchase of shares of common stock	(650)	—
Shares issued under share-based compensation plan, including tax effects	404	145
Shares issued for payment of acquisition	1,081	—
Payment of acquisition earn-outs	(2,656)	—
Purchase of redeemable noncontrolling interest	(300)	—
Payment of financing lease obligations	(5,636)	(5,724)
Net cash provided by financing activities	$194,670	$45,700
Net increase (decrease) in cash and cash equivalents	11,956	(2,372)
Cash and cash equivalents at beginning of year	13,071	13,628
Cash and cash equivalents at end of year	$25,027	$11,256

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$110,905	$147,433
Income taxes, net of refunds	$23,692	$26,556
Supplemental schedule of non-cash investing and financing activities:
Notes issued and contingent liabilities assumed in connection with acquisitions	$2,533	$3,754
Financing lease obligations	$6,282	$5,677
Purchases of property and equipment in accounts payable	$1,950	$10,750
Acquisition consideration in accounts payable	$—	$1,043
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$5,100	$—

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

On December 7, 2017, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (“WBA”) purchased PharMerica Corporation (“PharMerica”) and on March 5, 2019, expanded with the acquisition of BrightSpring Health Holdings Corp. The surviving entity was renamed BrightSpring Health Services, Inc.

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

We record a noncontrolling interest for the allocable portion of income or loss and comprehensive income or loss to which the noncontrolling interest holders are entitled based upon their ownership share of the affiliate. The Company determined noncontrolling interests for certain of these VIEs to be redeemable noncontrolling interests, which are presented in the unaudited condensed consolidated balance sheets as redeemable noncontrolling interests (see Note 11).

Basis of Presentation

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

Fair Value of Financial Instruments

At June 30, 2024 and December 31, 2023, the fair value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt approximated fair value as interest rates and negotiated terms and conditions are consistent with current market rates due to the close proximity of recent refinancing transactions to the dates of these unaudited condensed consolidated financial statements. All debt classifications and interest rate swaps represent Level 2 fair value measurements. Contingent consideration, which represents future earn-outs associated with acquisitions, represents a Level 3 fair value measurement as there is little or no market data available. Refer to Note 9.

Deferred Offering Costs

Deferred offering costs of $5.6 million, which consist of legal, accounting, filing, and other fees and costs directly attributable to the Company’s IPO, were capitalized, and upon completion of the IPO in January 2024, were subsequently recorded in shareholders’ equity as a reduction of proceeds during the first fiscal quarter. There were $3.9 million of deferred offering costs included in other assets in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2023.

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

	For the Six Months Ended June 30,
	2024	2023
Amounts received from the Provider Relief Fund	$—	$18,804
Amounts recognized into income	$—	$18,804

The Company did not receive or recognize into income any PRF during the three months ended June 30, 2024 and 2023. The income recognized in the six months ended June 30, 2023 was offset directly by the expenses incurred within selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations, which resulted in no net financial impact to the Company.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related segment reporting disclosures.

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

	Pharmacy Solutions
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$570.2	20.9%	$401.3	18.5%	$1,074.6	20.2%	$757.6	18.1%
Medicaid	199.7	7.3%	164.2	7.6%	387.0	7.3%	308.6	7.4%
Medicare A	127.7	4.7%	132.9	6.1%	257.1	4.8%	272.3	6.5%
Medicare B	16.7	0.6%	14.1	0.7%	33.6	0.6%	27.2	0.6%
Medicare C	377.9	13.8%	379.7	17.5%	714.8	13.5%	575.2	13.7%
Medicare D	770.0	28.2%	460.7	21.3%	1,526.3	28.8%	1,031.8	24.6%
Private & other	52.3	1.9%	43.9	2.0%	98.1	1.9%	91.1	2.1%
	$2,114.5	77.4%	$1,596.8	73.7%	$4,091.5	77.1%	$3,063.8	73.0%

	Provider Services
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$48.3	1.8%	$38.5	1.8%	$95.7	1.8%	$73.7	1.8%
Medicaid	335.4	12.3%	326.1	15.1%	669.9	12.6%	645.9	15.4%
Medicare A	107.6	3.9%	100.1	4.6%	212.9	4.0%	200.9	4.8%
Medicare B	8.1	0.3%	5.1	0.2%	15.0	0.3%	10.5	0.3%
Medicare C	27.6	1.0%	15.0	0.7%	47.8	0.9%	29.1	0.7%
Medicare D	0.4	0.0%	—	—	0.4	0.0%	—	—
Private & other	88.3	3.3%	85.1	3.9%	173.6	3.3%	171.2	4.0%
	$615.7	22.6%	$569.9	26.3%	$1,215.3	22.9%	$1,131.3	27.0%

	Consolidated
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$618.5	22.7%	$439.8	20.3%	$1,170.3	22.0%	$831.3	19.9%
Medicaid	535.1	19.6%	490.3	22.7%	1,056.9	19.9%	954.5	22.8%
Medicare A	235.3	8.6%	233.0	10.7%	470.0	8.8%	473.2	11.3%
Medicare B	24.8	0.9%	19.2	0.9%	48.6	0.9%	37.7	0.9%
Medicare C	405.5	14.8%	394.7	18.2%	762.6	14.4%	604.3	14.4%
Medicare D	770.4	28.2%	460.7	21.3%	1,526.7	28.8%	1,031.8	24.6%
Private & other	140.6	5.2%	129.0	5.9%	271.7	5.2%	262.3	6.1%
	$2,730.2	100.0%	$2,166.7	100.0%	$5,306.8	100.0%	$4,195.1	100.0%

Refer to Note 14 for the disaggregation of revenue by reportable segment.

3. Acquisitions

2024 Acquisitions

During the six months ended June 30, 2024, we completed four acquisitions within the Pharmacy Solutions and Provider Services segments. We entered these transactions in order to expand our services and geographic offerings. Aggregate consideration net of cash acquired for these acquisitions was approximately $43.9 million. The operating results of these acquisitions are included in our unaudited condensed consolidated financial statements from the respective dates of the acquisition.

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through June 30, 2024. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $16.9 million, respectively.

Accounts receivable	$3,727
Inventories	1,234
Prepaids and other current assets	174
Property and equipment	400
Goodwill	18,285
Intangible assets	28,883
Operating lease right-of-use assets	364
Other assets	1,438
Trade accounts payable	650
Accrued expenses	7,744
Current portion of obligations under operating leases	55
Current portion of obligations under financing leases	52
Obligations under operating leases, net of current portion	308
Obligations under financing leases, net of current portion	8
Deferred income taxes, net	1,794
Aggregate purchase price, net of cash acquired	$43,894

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired customer relationships, licenses, trade names, and covenants not to compete based upon third-party valuations and/or the values assigned in prior acquisitions that were deemed comparable in nature. Based on the Company’s preliminary valuations, the total estimated consideration of $43.9 million has been allocated to assets acquired and liabilities assumed as of the acquisition date.

The estimated intangible assets consist primarily of $22.3 million in customer relationships, $5.5 million in licenses, $0.7 million in covenants not to compete, and $0.4 million in trade names. Definite-lived intangible assets have an estimated weighted average useful life of 11.6 years. We expect $12.0 million of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

The above acquisitions contributed approximately $15.1 million and $15.9 million in revenue during the three and six months ended June 30, 2024, respectively. The above acquisitions contributed approximately $0.9 million and $1.0 million in operating income during the three and six months ended June 30, 2024, respectively. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

During the three and six months ended June 30, 2024, the Company incurred approximately $1.0 million and $1.3 million in transaction costs, respectively, related to the completed 2024 acquisitions. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Company also purchased the remaining 30% noncontrolling interest in Gateway Pediatric Therapy LLC during the first fiscal quarter of 2024. This transaction did not meet the definition of a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (refer to Note 11).

2023 Acquisitions

During the year ended December 31, 2023, we completed five acquisitions within the Pharmacy Solutions and Provider Services segments. We entered into these transactions in order to expand our services and geographic offerings. Aggregate consideration for these acquisitions was approximately $73.1 million. No cash was acquired as a part of these transactions. The operating results of these acquisitions are included in our unaudited condensed consolidated financial statements from the respective dates of the acquisition.

The following table summarizes the consideration paid (in thousands) for these 2023 acquisitions and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through June 30, 2024. Consideration paid for acquisitions by the Pharmacy Solutions and Provider Services segments was $29.8 million and $43.3 million, respectively.

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

Measurement period adjustments for 2023 acquisitions recorded in the three and six months ended June 30, 2024 were not material to the unaudited condensed consolidated financial statements. The Company expects to finalize the purchase price allocation for the 2023 acquisitions prior to the one-year anniversary date of each acquisition.

The above acquisitions contributed approximately $30.0 million and $57.4 million in revenue during the three and six months ended June 30, 2024, respectively, compared to $0.4 million in revenue during the three and six months ended June 30, 2023. The 2023 acquisitions contributed approximately $1.4 million and $2.0 million of operating income during the three and six months ended June 30, 2024, respectively, compared to $0.1 million in operating income during the three and six months ended June 30, 2023. Pro forma financial data for the 2023 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

The Company incurred approximately $0.8 million and $0.9 million in transaction costs related to the completed 2023 acquisitions during the three and six months ended June 30, 2023, respectively. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

4. Goodwill and Intangible Assets

A summary of changes to goodwill, by segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2024*	$833,989	$1,774,423	$2,608,412
Goodwill added through acquisitions	7,063	11,222	18,285
Measurement period adjustments	—	(200)	(200)
Foreign currency adjustments	—	(144)	(144)
Goodwill at June 30, 2024*	$841,052	$1,785,301	$2,626,353

* For the period presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$714,311	$375,034	$339,277	$697,947	$344,662	$353,285	5-20
Trade names	330,048	129,224	200,824	330,029	117,579	212,450	3-20
Licenses	242,217	61,788	180,429	238,682	56,022	182,660	10-20
Doctor/payor network	12,730	9,882	2,848	12,730	8,800	3,930	5-8
Covenants not to compete	13,766	9,625	4,141	13,126	8,535	4,591	2-7
Other intangible assets	10,940	5,582	5,358	10,949	4,809	6,140	5-7
Total definite-lived assets	$1,324,012	$591,135	$732,877	$1,303,463	$540,407	$763,056
Licenses	118,420	—	118,420	118,420	—	118,420	Indefinite
Total intangible assets	$1,442,432	$591,135	$851,297	$1,421,883	$540,407	$881,476

Amortization expense for the three and six months ended June 30, 2024 was $29.0 million and $57.6 million, respectively, as compared to $30.7 million and $61.5 million for the three and six months ended June 30, 2023, respectively.

5. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	June 30, 2024		December 31, 2023
	Rate	$	Rate	$
First Lien - payable to lenders at SOFR plus applicable margin	—	$—	8.72%	$1,719,360
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	8.97%	1,189,975
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	8.58%	2,559,585	—	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	13.97%	450,000
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	8.58%	—	9.59%	50,000
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	10.75%	55,800	11.75%	700
Amortizing Notes (1)		64,222		—
Notes payable and other		6,333		4,356
Total debt		2,685,940		3,414,391
Less: debt issuance costs, net		73,734		50,177
Total debt, net of debt issuance costs		2,612,206		3,364,214
Less: current portion of long-term debt		48,670		32,273
Total long-term debt		$2,563,536		$3,331,941

(1) See Note 6 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements and related modifications for the six months ended June 30, 2024 and the year ended December 31, 2023. We were in compliance with all applicable financial debt covenants at June 30, 2024 and December 31, 2023.

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

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and amended the First Lien to establish a new Tranche B-4 Term Loan (“Tranche B-4”) in an aggregate principal amount of $2,566.0 million. The proceeds from Tranche B-4 borrowings were used to refinance the equivalent amount of the remaining First Lien Tranches B-1, B-2, and B-3 borrowings at a rate equal to Secured Overnight Financing Rate (“SOFR”) plus 3.25%. Tranche B-4 has a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which commenced in the second fiscal quarter of 2024 and equate to 1% of the principal at issuance with a balloon payment due February 21, 2031.

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

The total borrowing capacity under the Revolver was $475.0 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company had $55.8 million of borrowings outstanding under the Revolver and $7.8 million of letters of credit, reducing the available borrowing capacity to approximately $411.4 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit reducing the available borrowing capacity to approximately $417.7 million.

The Company’s First Lien also provides for an additional $55.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of June 30, 2024, there were $54.2 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $0.8 million, As of December 31, 2023, there were $54.3 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $0.7 million.

Second Lien Credit Agreement

The Company’s amended and restated Second Lien Credit Agreement (the “Second Lien Facility”), with certain Lenders and Wilmington Trust, National Association, as the Administrative Agent and the Collateral Agent consists of a principal amount of $450.0 million. On January 30, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay all outstanding borrowings under the Second Lien Facility. No remaining obligation exists related to the Second Lien Facility. This transaction was accounted for as a debt extinguishment and the Company incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs during the first fiscal quarter of 2024.

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

As of June 30, 2024, we have the following interest rate swap agreements with a total notional value of $2.0 billion:

Financial Institution	Effective Dates	Floating Rate Debt	Fixed Rates
Credit Suisse	September 30, 2022 through September 30, 2025	$500,000,000	3.4165%
Morgan Stanley	September 30, 2022 through September 30, 2025	1,050,000,000	3.4200%
Credit Agricole Corporate and Investment Bank	September 30, 2022 through September 30, 2025	450,000,000	3.5241%

The fair value of the interest rate swaps as of June 30, 2024 and December 31, 2023 was $33.8 million and $24.9 million, respectively, and is reflected in other assets in the unaudited condensed consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $9.5 million and $19.1 million for the three and six months ended June 30, 2024, respectively, as compared to $7.6 million and $12.7 million for the three and six months ended June 30, 2023, respectively. The Company expects approximately $29.4 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The repayments on and modification of First Lien borrowings and extinguishment of the Second Lien Facility in the first fiscal quarter of 2024 did not impact the effectiveness of the cash flow hedge arrangements outstanding as of June 30, 2024.

6. Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments will be the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note, each of which is considered a freestanding financial instrument.

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

The Purchase Contracts are mandatorily convertible into a minimum of 26.2 million shares or a maximum of 30.8 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 26.2 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding to the extent that the average applicable market value is equal to or greater than $13.00 but is less than or equal to $15.28 during the period (see Note 12).

7. Income Taxes

The provision for income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Each quarter, we update our estimate of the annual effective tax rate, and, if our estimated tax rate changes, we make a cumulative adjustment.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss, acquisitions, audit developments, changes in law, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Estimated annual effective tax rate before discrete items	84.2%	3,722.0%	33.0%	26.9%
Discrete items recognized	(179.1)%	445.6%	21.9%	—
Effective tax rate recognized in the statements of operations	(94.9)%	4,167.6%	54.9%	26.9%

During the three months ended June 30, 2024, the Company's effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of the discrete tax benefit related to the Silver matter which was determined to be partially deductible upon finalization of the agreement. See Note 10 for further discussion of the Silver matter. The Company's effective tax rate for the three months ended June 30, 2023 was higher than the U.S. federal income tax rate, primarily as a result of the year-to-date cumulative adjustment of the estimated effective tax rate on near break-even pre-tax book loss for the quarter.

During the six months ended June 30, 2024, the Company's effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of limitations on the deductibility of certain executive compensation that now apply to the Company upon completion of its IPO in January 2024. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book losses to date. The Company's effective tax rate for the six months ended June 30, 2023 was lower than the U.S. federal income tax rate, primarily as a result of the favorable impact of job credits as a percentage of estimated annual pre-tax book loss.

8. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Rebate receivable	$49,018	$41,791
Non-trade receivables	44,057	67,126
Inventory returns receivable	11,516	15,300
Income tax receivable	6,971	4,935
Prepaid insurance	6,302	13,206
Prepaid maintenance	5,432	3,619
Other prepaid expenses and current assets	14,509	13,190
Total prepaid expenses and other current assets	$137,805	$159,167

Other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Interest rate swaps	$33,784	$24,947
Cloud computing	8,717	9,453
Deposits	8,413	7,137
Notes receivable	8,400	7,840
Insurance recoveries	7,948	8,509
Deferred debt issuance costs	2,822	3,349
Equity method investments	681	720
Deferred offering costs	—	3,850
Other assets	8,571	7,033
Total other assets	$79,336	$72,838

Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Wages and payroll taxes	$113,844	$127,707
Compensated absences	37,424	32,085
Legal settlements and professional fees	34,781	114,677
Deferred revenue	24,327	30,848
Workers compensation insurance reserves	21,309	22,480
Automobile insurance reserves	19,524	27,381
Health insurance reserves	14,825	13,452
Checks in excess of cash balance	11,358	9,018
General and professional liability insurance reserves	9,458	22,738
Taxes other than income taxes	9,099	9,305
Recoupment fees	5,909	36,071
Interest	3,003	3,125
Contingent consideration	1,527	2,650
Other	40,352	40,826
Total accrued expenses	$346,740	$492,363

Long-term liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Workers compensation insurance reserves	$28,768	$30,514
General and professional liability insurance reserves	20,650	28,350
Automobile insurance reserves	8,440	8,526
Employee incentives	4,008	5,189
Contingent consideration	1,829	2,681
Deferred gain	1,414	1,346
Legal settlements and professional fees	—	10,000
Other	5,864	5,337
Total long-term liabilities	$70,973	$91,943

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	June 30, 2024	December 31, 2023	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$33,784	$24,947	A
Total assets	$33,784	$24,947

Liabilities:
Contingent consideration (Level 3)	$3,356	$5,331	C
Total liabilities	$3,356	$5,331

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

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, the Company agreed to settle the matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million; $90.0 million of which was paid during the three months ended June 30, 2024, with the remaining $30.0 million in accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2024. As of December 31, 2023, the estimated financial impact of the settlement was $115.0 million, $105.0 million of which was included in accrued expenses and $10.0 million in long-term liabilities in the unaudited condensed consolidated balance sheet. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

The total redeemable noncontrolling interest associated with Abode Care Partners was $4.7 million and $5.5 million as of June 30, 2024 and December 31, 2023, respectively. There was no change in the recorded redemption amount for Abode Care Partners for the three and six months ended June 30, 2024 or 2023. The total redeemable noncontrolling interest associated with Harvest Grove was $1.2 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively. There was no change in the recorded redemption amount for Harvest Grove for the three and six months ended June 30, 2024 or 2023.

On March 1, 2024, the Company purchased the remaining 30% noncontrolling interest related to Gateway Pediatric Therapy LLC (“Gateway”) for $5.4 million. Subsequently, the Company owns 100% of common stock in Gateway. Of the $5.4 million purchase price, $0.3 million was paid during the first fiscal quarter of 2024 and the remaining $5.1 million is recorded in trade accounts payable in the unaudited condensed consolidated balance sheet as of June 30, 2024. As of December 31, 2023, Gateway met the definition of a VIE and the Company was deemed to be the primary beneficiary of the VIE. The total redeemable noncontrolling interest associated with the Company's 70% ownership in Gateway was $20.6 million as of December 31, 2023. The difference between cash consideration for the purchase of noncontrolling interest and the redeemable noncontrolling interest recorded in the unaudited condensed consolidated balance sheet of $15.0 million was recognized in additional paid-in capital as of the purchase date.

The following table summarizes the changes in the carrying value of the Company’s redeemable noncontrolling interest (in thousands):

Balance at December 31, 2023	$27,139
Extinguishment of redeemable noncontrolling interest	(14,981)
Purchase of redeemable noncontrolling interest	(5,400)
Net loss attributable to redeemable noncontrolling interests	(822)
Balance at June 30, 2024	$5,936

12. Earnings Per Share (“EPS”)

Basic net earnings (loss) per share of common stock is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted net earnings (loss) per share of common stock is computed by giving effect to all potential weighted average dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to stock option awards subject to only a time-based condition is calculated using the treasury stock method, if dilutive. Stock option awards subject to a performance condition are not included in the denominator of the diluted EPS calculation using the treasury stock method for the three and six months ended June 30, 2023 as the performance condition had not been satisfied. Upon completion of the IPO in January 2024, the performance condition was met. Thus, the number of additional shares of common stock related to stock option awards subject to a performance condition are included in the denominator of the diluted EPS calculation using the treasury stock method for the three and six months ended June 30, 2024, if dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) is reflected in the denominator of the diluted EPS calculation using the treasury stock method, if dilutive.

For the three and six months ended June 30, 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For diluted EPS, the shares were assumed to be settled at a conversion factor based on the 20-day VWAP per share of the Company's common stock not to exceed 3.8461 shares per Purchase Contract, if dilutive. See Note 6 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$19,441	$2,766	$(26,944)	$(19,510)
Net loss attributable to noncontrolling interests	(478)	(1,222)	(1,113)	(2,116)
Net income (loss) attributable to common shareholders	$19,919	$3,988	$(25,831)	$(17,394)
Denominator:
Weighted-average shares outstanding - basic	197,515	117,883	186,523	117,875

Effect of dilutive securities:
Stock options	4,764	8,566	—	—
RSUs	2,095	—	—	—
TEUs	4,582	—	—	—
Other	31	—	—	—
Weighted-average shares outstanding - diluted	208,987	126,449	186,523	117,875

Basic net income (loss) per share	$0.10	$0.03	$(0.14)	$(0.15)
Diluted net income (loss) per share	$0.10	$0.03	$(0.14)	$(0.15)

The following potentially common share equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, as well as options that are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options (1)	3,280	918	15,300	14,143
RSUs	—	—	11,526	—
TEUs	—	—	4,582	—
Other	—	—	31	—
Total	3,280	918	31,439	14,143

(1) For all periods presented, the dilutive effect of stock options were excluded from the computation of income (loss) per share because the assumed proceeds from the awards' exercise were greater than the average market price of the common shares.

All share and per share amounts have been retroactively adjusted to reflect the effects of the stock split that occurred in January 2024 (see Note 15).

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

Prior to the termination of the Monitoring Agreement, the Company recognized $0.7 million in monitoring and advisory fees during the first fiscal quarter of 2024 as a component of selling, general, and administrative expenses in our accompanying unaudited condensed consolidated statements of operations compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2023, respectively.

As a result of the termination of the Monitoring Agreement, the Company will pay $22.7 million in termination fees to KKR and WBA in accordance with the terms of the Monitoring Agreement. The termination fees were recognized in the first fiscal quarter of 2024 and are included in trade accounts payable in our unaudited condensed consolidated balance sheet as of June 30, 2024 and as selling, general, and administrative expense in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2024.

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an arranger and bookrunner for the financing transactions in the first fiscal quarter of 2024, for which the Company paid a fee of $1.9 million. KCM also acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission. The aforementioned fees paid to KCM during the first fiscal quarter of 2024 were included within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. There were no similar fees paid to KCM during the three months ended June 30, 2024, and the three or six months ended June 30, 2023.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended June 30, 2024
	Pharmacy Solutions	Provider Services	Total
Revenues	$2,114,491	615,719	$2,730,210
Cost of goods and services (1)	1,931,760	409,417	2,341,177
Total depreciation and amortization (2)	27,222	16,321	43,543
Segment EBITDA	$94,496	86,047	$180,543

	For the Three Months Ended June 30, 2023
	Pharmacy Solutions	Provider Services	Total
Revenues	$1,596,839	569,885	$2,166,724
Cost of goods and services (1)	1,409,249	385,405	1,794,654
Total depreciation and amortization (2)	28,726	16,056	44,782
Segment EBITDA	$109,806	74,387	$184,193

	For the Six Months Ended June 30, 2024
	Pharmacy Solutions	Provider Services	Total
Revenues	$4,091,526	1,215,322	$5,306,848
Cost of goods and services (1)	3,738,860	809,564	4,548,424
Total depreciation and amortization (2)	54,471	31,749	86,220
Segment EBITDA	$182,670	167,959	$350,629

	For the Six Months Ended June 30, 2023
	Pharmacy Solutions	Provider Services	Total
Revenues	$3,063,841	1,131,261	$4,195,102
Cost of goods and services (1)	2,716,230	772,089	3,488,319
Total depreciation and amortization (2)	57,304	32,285	89,589
Segment EBITDA	$192,128	139,692	$331,820

(1)
Balance includes depreciation and amortization expense that relates to revenue-generating assets
(2)
Balance is inclusive of any depreciation and amortization expense recorded in cost of goods and services

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Segment reconciliation:
Total Segment EBITDA	$180,543	$184,193	$350,629	$331,820
Selling, general, and administrative expenses not allocated at segment level	68,058	54,372	181,155	100,099
Depreciation and amortization	50,071	50,205	98,993	100,550
Operating income	62,414	79,616	70,481	131,171
Loss on extinguishment of debt	—	—	12,726	—
Interest expense, net	52,439	79,684	117,459	157,861
Income (loss) before income taxes	$9,975	$(68)	$(59,704)	$(26,690)

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

Share-Based Compensation

Upon completion of the IPO and included in the results for the three and six months ended June 30, 2024, the Company recognized $13.3 million and $21.4 million of costs related to new equity awards granted to management and certain other full-time employees under the 2024 Equity Incentive Plan. Additionally, the performance condition was satisfied for the Tier I and Tier II performance-vesting options under the 2017 Stock Plan upon completion of the IPO which resulted in $15.0 million of previously unrecognized share-based compensation expense being recognized in the six months ended June 30, 2024.

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

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 400,000 patients daily through over 10,000 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

Second Quarter of 2024 Key Highlights

•
Completed three acquisitions within our Pharmacy Solutions and Provider Services segments
•
7.7 million restricted stock units granted to certain full-time employees, as disclosed in connection with our IPO Offerings

Financial Performance Highlights: Second Quarter of 2024 Compared to Second Quarter of 2023

•
Revenue grew by $563.5 million, or 26.0% to $2.7 billion
•
Pharmacy Solutions segment revenue grew by $517.7 million, or 32.4%, to $2.1 billion
•
Provider Services segment revenue grew by $45.8 million, or 8.0%, to $615.7 million
•
Net income increased by $15.9 million to $19.9 million; when excluding the approximately $30 million quality incentive payment (“QIP”) received in the second fiscal quarter of 2023, net income increased by $46.8 million
•
Adjusted EBITDA(1) decreased by $10.3 million, or 6.9%, to $139.1 million; when excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, Adjusted EBITDA increased by $19.9 million, or 16.7%
•
Pharmacy Solutions segment EBITDA decreased by $15.3 million, or 13.9%, to $94.5 million; when excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, Pharmacy Solutions segment EBITDA increased by $14.9 million, or 18.7%
•
Provider Services segment EBITDA grew by $11.7 million, or 15.7%, to $86.0 million
•
Income per share increased by $0.07 from $0.03 to $0.10
•
Adjusted EPS(1) was $0.10

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$2,114.5	77.4%	$1,596.8	73.7%	$4,091.5	77.1%	$3,063.8	73.0%
Provider Services	615.7	22.6%	569.9	26.3%	1,215.3	22.9%	1,131.3	27.0%
Consolidated	$2,730.2	100.0%	$2,166.7	100.0%	$5,306.8	100.0%	$4,195.1	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 12% of total Company revenue for the three and six months ended June 30, 2024, compared to 15% and 14% for the three and six months ended June 30, 2023, respectively.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 52% and 45% of total Company revenues for the three and six months ended June 30, 2024, respectively, compared to 53% and 46% for the three and six months ended June 30, 2023, respectively. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended June 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	18.4%	5.1%	—	0.6%	13.8%	19.1%	1.0%	58.0%
Home and Community Pharmacy	2.5%	2.2%	4.7%	0.0%	0.0%	9.1%	0.9%	19.4%
Pharmacy Solutions	20.9%	7.3%	4.7%	0.6%	13.8%	28.2%	1.9%	77.4%
Home Health Care	0.3%	2.5%	3.9%	0.3%	1.0%	0.0%	1.3%	9.3%
Community and Rehab Care	1.5%	9.8%	—	0.0%	0.0%	—	2.0%	13.3%
Provider Services	1.8%	12.3%	3.9%	0.3%	1.0%	0.0%	3.3%	22.6%
Consolidated	22.7%	19.6%	8.6%	0.9%	14.8%	28.2%	5.2%	100.0%

	For the Three Months Ended June 30, 2023
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	17.1%	5.1%	—	0.7%	17.5%	10.9%	1.0%	52.3%
Home and Community Pharmacy	1.4%	2.5%	6.1%	0.0%	0.0%	10.4%	1.0%	21.4%
Pharmacy Solutions	18.5%	7.6%	6.1%	0.7%	17.5%	21.3%	2.0%	73.7%
Home Health Care	0.4%	3.1%	4.6%	0.2%	0.7%	—	1.4%	10.4%
Community and Rehab Care	1.4%	12.0%	—	0.0%	0.0%	—	2.5%	15.9%
Provider Services	1.8%	15.1%	4.6%	0.2%	0.7%	—	3.9%	26.3%
Consolidated	20.3%	22.7%	10.7%	0.9%	18.2%	21.3%	5.9%	100.0%

	For the Six Months Ended June 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	17.8%	5.1%	—	0.6%	13.5%	19.7%	0.8%	57.5%
Home and Community Pharmacy	2.4%	2.2%	4.8%	0.0%	0.0%	9.1%	1.1%	19.6%
Pharmacy Solutions	20.2%	7.3%	4.8%	0.6%	13.5%	28.8%	1.9%	77.1%
Home Health Care	0.3%	2.6%	4.0%	0.3%	0.9%	0.0%	1.3%	9.4%
Community and Rehab Care	1.5%	10.0%	—	0.0%	0.0%	0.0%	2.0%	13.5%
Provider Services	1.8%	12.6%	4.0%	0.3%	0.9%	0.0%	3.3%	22.9%
Consolidated	22.0%	19.9%	8.8%	0.9%	14.4%	28.8%	5.2%	100.0%

	For the Six Months Ended June 30, 2023
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	16.8%	4.9%	—	0.6%	13.7%	14.2%	1.1%	51.3%
Home and Community Pharmacy	1.3%	2.5%	6.5%	—	0.0%	10.4%	1.0%	21.7%
Pharmacy Solutions	18.1%	7.4%	6.5%	0.6%	13.7%	24.6%	2.1%	73.0%
Home Health Care	0.4%	3.2%	4.8%	0.3%	0.7%	—	1.4%	10.8%
Community and Rehab Care	1.4%	12.2%	—	0.0%	0.0%	—	2.6%	16.2%
Provider Services	1.8%	15.4%	4.8%	0.3%	0.7%	—	4.0%	27.0%
Consolidated	19.9%	22.8%	11.3%	0.9%	14.4%	24.6%	6.1%	100.0%

See Note 2 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three and six months ended June 30, 2024 and 2023.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by 10% and 9%, respectively, in the second fiscal quarter of 2024 compared to the second fiscal quarter of 2023. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

Culture of Quality and Compliance and Consistent Operations Execution

Quality and compliance are central to our strategies and mission. We have demonstrated leading and excellent service and customer/patient/family satisfaction scores across the organization, as referenced in prior filings such as our Form 10-K. In addition to quality and compliance resources and programs in field operations, we invest in people, training, auditing, signature programs, accreditations, advocacy, and technologies to support quality, compliance, and safety as part of our “Quality First” framework. We have demonstrated consistently high and often leading marks for service levels, satisfaction scores, and quality metrics in our industries.

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

In the second fiscal quarter of 2024, we opened four de novo offices (branches/agencies) and clinics in new locations across our pharmacy and provider services. We typically identify and open new locations within proximity of an existing location as we leverage existing market knowledge and presence to expand in target markets, regions, and states. Our internal support resources in real estate, purchasing, IT, credentialing, payor contracting, HR, and sales and marketing, along with our Project Management Office, help to support and manage de novo locations from start to opening. We expect to continue to selectively and strategically expand our footprint within the United States and extend our service offerings to our patients and for customers, referral sources, and payors, and we believe de novo investments facilitate more integrated care capability and are a meaningful organic growth driver for the Company.

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

New Equity Awards

We granted approximately $63.3 million in non-cash share-based compensation with respect to equity awards to our management and certain other full-time employees in January 2024 at the time of the IPO Offerings. Additionally, as previously disclosed in connection with the IPO, we granted approximately $100.0 million in non-cash share-based compensation with respect to equity awards, which equates to approximately 7.7 million restricted stock units, to certain full-time employees in the second quarter of fiscal year 2024.

Factors Affecting Results of Operations and Comparability

Quality Incentive Payment

As discussed under Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2023, the Company was eligible to receive incentive payments in connection with a payor contract based on the Company's Net Promoter Score (“NPS”) achieved from surveys performed directly by the payor. During the second fiscal quarter of 2023, our Infusion and Specialty Pharmacy services earned a QIP of approximately $30 million. The Company did not receive a QIP during the three and six months ended June 30, 2024. The QIP program has reached its conclusion.

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024. See Note 10 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes, included elsewhere in this Quarterly Report on Form 10-Q.

Update on the Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services declared the COVID-19 pandemic is no longer a public health emergency. New variants could affect our operations for an extended period; however, at this time we cannot confidently forecast the duration or the ultimate financial impact on our operations, should such an impact occur. In the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the Company received no funds from the Provider Relief Fund (“PRF”) and recognized no income related to the program. The Company received and recognized into income $18.8 million from the PRF for the six months ended June 30, 2023. The income recognized was offset directly by the expenses incurred within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations, which resulted in no net financial impact to the Company.

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

Results of Operations

Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended June 30,
			Change
	2024	2023	Amount	%
Revenues:
Products	$2,114,491	$1,596,839	$517,652	32.4%
Services	615,719	569,885	45,834	8.0%
Total revenues	2,730,210	2,166,724	563,486	26.0%
Cost of goods	1,931,760	1,409,249	522,511	37.1%
Cost of services	409,417	385,405	24,012	6.2%
Gross profit	389,033	372,070	16,963	4.6%
Selling, general, and administrative expenses	326,619	292,454	34,165	11.7%
Operating income	62,414	79,616	(17,202)	(21.6)%
Interest expense, net	52,439	79,684	(27,245)	(34.2)%
Income (loss) before income taxes	9,975	(68)	10,043	n.m.
Income tax benefit	(9,466)	(2,834)	(6,632)	n.m.
Net income	$19,441	$2,766	$16,675	n.m.
Adjusted EBITDA (1)	$139,142	$149,427	$(10,285)	(6.9)%

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

Revenues

Revenues were $2,730.2 million for the three months ended June 30, 2024, as compared with $2,166.7 million for the three months ended June 30, 2023, an increase of $563.5 million or 26.0%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $1,931.8 million for the three months ended June 30, 2024, as compared with $1,409.2 million for the three months ended June 30, 2023, an increase of $522.5 million or 37.1%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $409.4 million for the three months ended June 30, 2024, as compared with $385.4 million for the three months ended June 30, 2023, an increase of $24.0 million or 6.2%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $326.6 million for the three months ended June 30, 2024, as compared with $292.5 million for the three months ended June 30, 2023, an increase of $34.2 million or 11.7%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $15.8 million, or 5.4% growth on consolidated 2023 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $13.3 million, or 4.5% growth on consolidated 2023 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management and certain full-time employees in conjunction with the IPO; and
•
an increase of $5.1 million, or 1.8% growth on consolidated 2023 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year.

Interest Expense, net

Interest expense, net was $52.4 million for the three months ended June 30, 2024, as compared with $79.7 million for the three months ended June 30, 2023, a decrease of $27.2 million or 34.2%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period and a $1.9 million increase in interest income related to cash flow hedges of interest rate risk from $7.6 million of interest income for the three months ended June 30, 2023 to $9.5 million for the three months ended June 30, 2024.

Income Tax Benefit

Income tax benefit was $9.5 million for the three months ended June 30, 2024, as compared to $2.8 million for the three months ended June 30, 2023, an increase of $6.6 million. The increase in the income tax benefit is attributable to a decrease in the effective tax rate for the three months ended June 30, 2024 of (94.9%) compared to 4,167.6% for the three months ended June 30, 2023. The decrease in the effective tax rate is primarily due to a combination of the discrete tax benefit recognized in the quarter related to the Silver matter that was finalized during the second fiscal quarter of 2024 as well as the impact of the year-to-date cumulative adjustment of the second fiscal quarter of 2023 estimated effective tax rate on near break-even pre-tax book loss for the quarter. For additional information on the Silver matter, see Note 10 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Net Income

Net income was $19.4 million for the three months ended June 30, 2024, as compared with $2.8 million for the three months ended June 30, 2023, an increase of $16.7 million. Net income for the second fiscal quarter of 2024 is primarily attributable to the aforementioned decrease in interest expense, net, increase in revenues, and increase in income tax benefit. When excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, net income increased by $46.8 million compared to a net loss of $27.4 million in the second fiscal quarter of 2023.

Adjusted EBITDA (1)

Adjusted EBITDA was $139.1 million for the three months ended June 30, 2024, as compared with $149.4 million for the three months ended June 30, 2023, a decrease of $10.3 million or 6.9%. When excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, Adjusted EBITDA increased $19.9 million or 16.7%. The decrease of $10.3 million primarily resulted from the following segment activity and factors:

•
an increase of $11.7 million, or 7.8% growth on consolidated 2023 Adjusted EBITDA, as a result of growth in our Provider Services segment. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $15.3 million, or 10.2% decline on consolidated 2023 Adjusted EBITDA, as a result of a decline in our Pharmacy Solutions segment primarily attributable to not receiving a QIP in 2024. See additional discussion in “—Segment Results of Operations” below; and
o
When excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, Adjusted EBITDA related to the Pharmacy Solutions segment increased 12.5% compared to consolidated Adjusted EBITDA of $119.2 million in the second fiscal quarter of 2023.
•
a decrease of $6.7 million, or 4.5% decline on consolidated 2023 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Six Months Ended June 30,
			Change
	2024	2023	Amount	%
Revenues:
Products	$4,091,526	$3,063,841	$1,027,685	33.5%
Services	1,215,322	1,131,261	84,061	7.4%
Total revenues	5,306,848	4,195,102	1,111,746	26.5%
Cost of goods	3,738,860	2,716,230	1,022,630	37.6%
Cost of services	809,564	772,089	37,475	4.9%
Gross profit	758,424	706,783	51,641	7.3%
Selling, general, and administrative expenses	687,943	575,612	112,331	19.5%
Operating income	70,481	131,171	(60,690)	(46.3)%
Loss on extinguishment of debt	12,726	—	12,726	n.m.
Interest expense, net	117,459	157,861	(40,402)	(25.6)%
Loss before income taxes	(59,704)	(26,690)	(33,014)	n.m.
Income tax benefit	(32,760)	(7,180)	(25,580)	n.m.
Net loss	$(26,944)	$(19,510)	$(7,434)	n.m.
Adjusted EBITDA (1)	$269,640	$264,705	$4,935	1.9%

* n.m.: not meaningful

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $5,306.8 million for the six months ended June 30, 2024, as compared with $4,195.1 million for the six months ended June 30, 2023, an increase of $1,111.7 million or 26.5%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Cost of Goods

Cost of goods was $3,738.9 million for the six months ended June 30, 2024, as compared with $2,716.2 million for the six months ended June 30, 2023, an increase of $1,022.6 million or 37.6%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $809.6 million for the six months ended June 30, 2024, as compared with $772.1 million for the six months ended June 30, 2023, an increase of $37.5 million or 4.9%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $687.9 million for the six months ended June 30, 2024, as compared with $575.6 million for the six months ended June 30, 2023, an increase of $112.3 million or 19.5%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $24.3 million, or 4.2% growth on consolidated 2023 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $43.2 million, or 7.5% growth on consolidated 2023 selling, general, and administrative expenses, as a result of our IPO Offerings and are therefore not expected to reoccur. These expenses include $22.7 million of termination fees we will pay to the Managers in connection with the termination of our Monitoring Agreement; $15.0 million of previously unrecognized non-cash share-based compensation expense related to performance-vesting options, which vested upon the IPO; and $5.5 million of non-capitalizable offering costs;
•
an increase of $21.4 million, or 3.7% growth on consolidated 2023 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management and certain full-time employees in conjunction with the IPO;
•
an increase of $12.0 million, or 2.1% growth on consolidated 2023 selling, general, and administrative expenses, due to a change in estimate of legal settlements and defense costs related to certain historical PharMerica litigation matters; and
•
an increase of $11.4 million, or 2.0% growth on consolidated 2023 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year.

Loss on Extinguishment of Debt

During the six months ended June 30, 2024, we used proceeds from the IPO Offerings to repay the Second Lien on January 30, 2024 and, as a result, incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recognized for the six months ended June 30, 2023.

Interest Expense, net

Interest expense, net was $117.5 million for the six months ended June 30, 2024, as compared with $157.9 million for the six months ended June 30, 2023, a decrease of $40.4 million or 25.6%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period and a $6.4 million increase in interest income related to cash flow hedges of interest rate risk from $12.7 million of interest income for the six months ended June 30, 2023 to $19.1 million for the six months ended June 30, 2024. The Company's outstanding term debt decreased in the first fiscal quarter of 2024 due to the paydowns on our term debt using proceeds from the IPO Offerings.

Income Tax Benefit

Income tax benefit was $32.8 million for the six months ended June 30, 2024, as compared to $7.2 million for the six months ended June 30, 2023, an increase of $25.6 million. The increase in the income tax benefit is attributable to an increase in the pre-tax book loss for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and an increase in the effective tax rate for the six months ended June 30, 2024 of 54.9% compared to 26.9% for the six months ended June 30, 2023. The increase in the effective tax rate is primarily due to limitations on the deductibility of certain executive compensation that now apply to the Company upon completion of its IPO in January 2024, as well as the discrete tax benefit recognized in the period related to the Silver matter that was finalized during the second fiscal quarter of 2024. See Note 10 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for additional information on the matter.

Net Loss

Net loss was $26.9 million for the six months ended June 30, 2024, as compared with $19.5 million for the six months ended June 30, 2023, an increase of $7.4 million. Net loss for 2024 includes the aforementioned $42.7 million of expense related to non-recurring costs directly associated with the IPO Offerings. Additionally, the Company incurred a write-off of $12.7 million of unamortized debt issuance costs upon the extinguishment of the Second Lien and $21.4 million of non-cash share-based compensation expense related to new equity awards granted to management and certain full-time employees in connection with the IPO Offerings. The increase in expenses is offset by the aforementioned decrease in interest expense, net, increase in revenues, and increase in income tax benefit. When excluding the approximately $30 million QIP received in 2023, net loss decreased by $22.8 million compared to a net loss of $49.7 million in 2023.

Adjusted EBITDA (1)

Adjusted EBITDA was $269.6 million for the six months ended June 30, 2024, as compared with $264.7 million for the six months ended June 30, 2023, an increase of $4.9 million or 1.9%. When excluding the approximately $30 million QIP received in 2023, Adjusted EBITDA increased $35.1 million or 15.0%. The increase of $4.9 million primarily resulted from the following segment activity and factors:

•
an increase of $28.3 million, or 10.7% growth on consolidated 2023 Adjusted EBITDA, as a result of growth in our Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
an decrease of $9.5 million, or 3.6% decline on consolidated 2023 Adjusted EBITDA, as a result of a decline in our Pharmacy Solutions segment primarily attributable to not receiving a QIP in 2024. See additional discussion in “—Segment Results of Operations” below; and,
o
When excluding the approximately $30 million QIP received in 2023, consolidated Adjusted EBITDA related to the Pharmacy Solutions segment increased 8.9% compared to consolidated Adjusted EBITDA of $234.5 million in 2023.
•
a decrease of $13.9 million, or 5.2% decline on consolidated 2023 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth, for the periods indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$2,114,491	$1,596,839	$517,652	32.4%
Cost of goods	1,931,760	1,409,249	522,511	37.1%
Gross profit	182,731	187,590	(4,859)	(2.6)%
Selling, general, and administrative expenses	115,457	106,511	8,946	8.4%
Segment operating income	$67,274	$81,079	$(13,805)	(17.0)%
Segment EBITDA	$94,496	$109,806	$(15,310)	(13.9)%

Business Metrics:
Prescriptions dispensed	10,120,197	9,274,294	845,903	9.1%
Revenue per script	$208.94	$172.18	$36.76	21.3%
Gross profit per script	$18.06	$20.23	$(2.17)	(10.7)%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $2,114.5 million for the three months ended June 30, 2024, as compared with $1,596.8 million for the three months ended June 30, 2023, an increase of $517.7 million or 32.4%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy was $1,586.1 million for the three months ended June 30, 2024, as compared with $1,130.3 million for the three months ended June 30, 2023, an increase of $455.8 million or 40.3% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy was $528.4 million for the three months ended June 30, 2024, as compared with $466.5 million for the three months ended June 30, 2023, an increase of $61.9 million or 13.3% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $1,931.8 million for the three months ended June 30, 2024, as compared with $1,409.2 million for the three months ended June 30, 2023, an increase of $522.5 million or 37.1%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $182.7 million for the three months ended June 30, 2024, as compared with $187.6 million for the three months ended June 30, 2023, a decrease of $4.9 million or 2.6%. The decrease primarily resulted from outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins, and the QIP received in the second fiscal quarter of 2023 for which there was no comparable in 2024. When excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, gross profit increased 16.1% compared to gross profit of $157.4 million in the second fiscal quarter of 2023.

Gross profit margin for the three months ended June 30, 2024 was 8.6% compared to 11.7% for the three months ended June 30, 2023. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, an increase in the fulfillment cost per script in Home and Community Pharmacy, and the QIP received in the second fiscal quarter of 2023 for which there was no comparable in 2024. When excluding the aforementioned QIP, gross profit margin was 10.0% for the three months ended June 30, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $115.5 million for the three months ended June 30, 2024, as compared with $106.5 million for the three months ended June 30, 2023, an increase of $8.9 million or 8.4%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $94.5 million for the three months ended June 30, 2024, as compared with $109.8 million for the three months ended June 30, 2023, a decrease of $15.3 million or 13.9%. The decrease primarily resulted from the QIP received in the second fiscal quarter of 2023 that was not received in the comparable period. When excluding the approximately $30 million QIP received in the second fiscal quarter of 2023, segment EBITDA increased 18.7% compared to segment EBITDA of $79.6 million in the second fiscal quarter of 2023. See Note 14 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth, for the periods indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Six Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$4,091,526	$3,063,841	$1,027,685	33.5%
Cost of goods	3,738,860	2,716,230	1,022,630	37.6%
Gross profit	352,666	347,611	5,055	1.5%
Selling, general, and administrative expenses	224,467	212,788	11,679	5.5%
Segment operating income	$128,199	$134,823	$(6,624)	(4.9)%
Segment EBITDA	$182,670	$192,128	$(9,458)	(4.9)%

Business Metrics:
Prescriptions dispensed	19,974,692	18,302,205	1,672,487	9.1%
Revenue per script	$204.84	$167.40	$37.44	22.4%
Gross profit per script	$17.66	$18.99	$(1.33)	(7.0)%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $4,091.5 million for the six months ended June 30, 2024, as compared with $3,063.8 million for the six months ended June 30, 2023, an increase of $1,027.7 million or 33.5%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy was $3,051.7 million for the six months ended June 30, 2024, as compared with $2,151.2 million for the six months ended June 30, 2023, an increase of $900.5 million or 41.9% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy was $1,039.8 million for the six months ended June 30, 2024, as compared with $912.6 million for the six months ended June 30, 2023, an increase of $127.2 million or 13.9% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $3,738.9 million for the six months ended June 30, 2024, as compared with $2,716.2 million for the six months ended June 30, 2023, an increase of $1,022.6 million or 37.6%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $352.7 million for the six months ended June 30, 2024, as compared with $347.6 million for the six months ended June 30, 2023, an increase of $5.1 million or 1.5%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins, partially offset the QIP received in 2023 for which there was no comparable in 2024. When excluding the approximately $30 million QIP received in 2023, gross profit increased 11.1% compared to gross profit of $317.4 million in 2023.

Gross profit margin for the six months ended June 30, 2024 was 8.6% compared to 11.3% for the six months ended June 30, 2023. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, an increase in the fulfillment cost per script in Home and Community Pharmacy, and the QIP received in 2023 for which there was no comparable in 2024. When excluding the aforementioned QIP, gross profit margin was 10.5% for the six months ended June 30, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $224.5 million for the six months ended June 30, 2024, as compared with $212.8 million for the six months ended June 30, 2023, an increase of $11.7 million or 5.5%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $182.7 million for the six months ended June 30, 2024, as compared with $192.1 million for the six months ended June 30, 2023, a decrease of $9.5 million or 4.9%. The decrease primarily resulted from the QIP received in fiscal year 2023 that was not received in the comparable year. When excluding the approximately $30 million QIP received in 2023, segment EBITDA increased 12.8% compared to segment EBITDA of $161.9 million in 2023. See Note 14 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$615,719	$569,885	$45,834	8.0%
Cost of services	409,417	385,405	24,012	6.2%
Gross profit	206,302	184,480	21,822	11.8%
Selling, general, and administrative expenses	136,575	129,675	6,900	5.3%
Segment operating income	$69,727	$54,805	$14,922	27.2%
Segment EBITDA	$86,047	$74,387	$11,660	15.7%

Business Metrics:
Home Health Care average daily census	44,246	39,087	5,159	13.2%
Community and Rehab Care persons served	16,814	16,828	(14)	(0.1)%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $615.7 million for the three months ended June 30, 2024, as compared with $569.9 million for the three months ended June 30, 2023, an increase of $45.8 million or 8.0%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care was $253.8 million for the three months ended June 30, 2024, as compared with $224.7 million for the three months ended June 30, 2023, an increase of $29.1 million or 13.0%. Revenues attributable to Community and Rehab Care was $361.9 million for the three months ended June 30, 2024, as compared with $345.2 million for the three months ended June 30, 2023, an increase of $16.7 million or 4.8%.

Cost of Services

Cost of services was $409.4 million for the three months ended June 30, 2024, as compared with $385.4 million for the three months ended June 30, 2023, an increase of $24.0 million or 6.2%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $206.3 million for the three months ended June 30, 2024, as compared with $184.5 million for the three months ended June 30, 2023, an increase of $21.8 million or 11.8%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $136.6 million for the three months ended June 30, 2024, as compared with $129.7 million for the three months ended June 30, 2023, an increase of $6.9 million or 5.3%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $86.0 million for the three months ended June 30, 2024, as compared with $74.4 million for the three months ended June 30, 2023, an increase of $11.7 million or 15.7%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 14 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Six Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$1,215,322	$1,131,261	$84,061	7.4%
Cost of services	809,564	772,089	37,475	4.9%
Gross profit	405,758	359,172	46,586	13.0%
Selling, general, and administrative expenses	269,547	256,887	12,660	4.9%
Segment operating income	$136,211	$102,285	$33,926	33.2%
Segment EBITDA	$167,959	$139,692	$28,267	20.2%

Business Metrics:
Home Health Care average daily census	43,587	38,957	4,630	11.9%
Community and Rehab Care persons served	16,704	16,685	19	0.1%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $1,215.3 million for the six months ended June 30, 2024, as compared with $1,131.3 million for the six months ended June 30, 2023, an increase of $84.1 million or 7.4%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenue attributable to Home Health Care was $495.8 million for the six months ended June 30, 2024, as compared with $447.6 million for the six months ended June 30, 2023, an increase of $48.2 million or 10.8%. Revenue attributable to Community and Rehab Care was $719.5 million for the six months ended June 30, 2024, as compared with $683.7 million for the six months ended June 30, 2023, an increase of $35.8 million or 5.2%.

Cost of Services

Cost of services was $809.6 million for the six months ended June 30, 2024, as compared with $772.1 million for the six months ended June 30, 2023, an increase of $37.5 million or 4.9%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $405.8 million for the six months ended June 30, 2024, as compared with $359.2 million for the six months ended June 30, 2023, an increase of $46.6 million or 13.0%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $269.5 million for the six months ended June 30, 2024, as compared with $256.9 million for the six months ended June 30, 2023, an increase of $12.7 million or 4.9%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $168.0 million for the six months ended June 30, 2024, as compared with $139.7 million for the six months ended June 30, 2023, an increase of $28.3 million or 20.2%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 14 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. GAAP, which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, and Adjusted EPS. These non-GAAP financial measures are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income (loss) and diluted EPS. Rather, we present EBITDA, Adjusted EBITDA, and Adjusted EPS as supplemental measures of our performance.

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net income (loss) before income tax benefit, interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; restructuring and divestiture-related and other costs; goodwill impairment; legal costs associated with certain historical matters for PharMerica and settlement costs; significant projects; management fees; and unreimbursed COVID-19 related costs. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net income (loss). The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters associated with three cases, two of which are being finalized as of June 30, 2024, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS are not measures of financial performance under U.S. GAAP and should be considered in addition to, and not as a substitute for, net income (loss) , diluted EPS or other financial measures performed in accordance with U.S. GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$19,441	$2,766	$(26,944)	$(19,510)
Income tax benefit	(9,466)	(2,834)	(32,760)	(7,180)
Interest expense, net	52,439	79,684	117,459	157,861
Depreciation and amortization	50,071	50,205	98,993	100,550
EBITDA	$112,485	$129,821	$156,748	$231,721
Non-cash share-based compensation (1)	15,136	825	39,984	1,275
Acquisition, integration, and transaction-related costs (2)	5,022	5,789	13,564	7,435
Restructuring and divestiture-related and other costs (3)	3,562	7,419	21,393	11,644
Legal costs and settlements (4)	2,493	2,626	12,966	4,664
Significant projects (5)	444	1,248	1,604	4,964
Management fee (6)	—	1,432	23,381	2,865
Unreimbursed COVID-19 related costs	—	266	—	136
Total adjustments	$26,657	$19,606	$112,892	$32,984
Adjusted EBITDA	$139,142	$149,427	$269,640	$264,705

(1)
Represents non-cash share-based compensation to certain members of our management and full-time employees. The three and six months ended June 30, 2024 includes $13.3 million and $21.4 million of costs, respectively, related to new equity awards granted upon the completion of our IPO under the 2024 Equity Incentive Plan. The six months ended June 30, 2024 includes $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation, and integration costs incurred including any facility consolidation, integration travel, or severance associated with the integration of an acquisition. These costs also included $1.1 million and $5.5 million of costs related to the IPO Offerings which were not capitalizable for the three and six months ended June 30, 2024, respectively, compared to $0.0 million and $0.2 million for the three and six months ended June 30, 2023, respectively; and system implementation costs associated with the integration of acquisitions of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, compared to $0.5 million and $1.5 million for the three and six months ended June 30, 2023, respectively.
(3)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs included $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the six months ended June 30, 2024. These costs also included $0.1 million and $1.9 million of intangible asset and other investment impairment for the three and six months ended June 30, 2024, respectively, as compared to $3.8 million and $6.0 million for the three and six months ended June 30, 2023, respectively.
(4)
Represents settlement and defense costs associated with certain PharMerica litigation matters associated with two historical cases, which includes the Silver matter. For the six months ended June 30, 2024, these costs included $5.0 million associated with the settlement of the Silver matter due to a change in estimate. See Note 10 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for additional information.
(5)
Represents costs associated with certain transformational projects and for the periods presented. General ledger system migration and related business intelligence system implementation costs, which were capitalized as development costs and are subsequently amortized in accordance with ASC 350-40, Internal Use Software, were $0.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively, compared to $0.5 million and $1.0 million for the three and six month ended June 30, 2023, respectively. The general ledger system migration and related business intelligence system project costs were completed during the second fiscal quarter of 2024. Pharmacy billing system implementation costs were $0.1 million and $0.7 million for the three and six months ended June 30, 2024, respectively, compared to $0.7 million and $1.1 million for the three and six months ended June 30, 2023, respectively. The pharmacy billing system project costs were completed in the second fiscal quarter of 2024. Ransomware attack response costs associated with the ransomware attack in the first half of 2023 were $0.5 million and $2.5 million for the three and six months ended June 30, 2023.
(6)
Represents annual management fees payable to the Managers under the Monitoring Agreement through the date of the IPO, and $22.7 million of termination fees resulting from the Monitoring Agreement being terminated upon completion of the IPO Offerings. All management fees have ceased following the completion of the IPO.

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Diluted EPS	$0.10	$0.03	$(0.14)	$(0.15)
Non-cash share-based compensation (1)	0.07	0.01	0.20	0.01
Acquisition, integration, and transaction-related costs (1)	0.02	0.05	0.07	0.06
Restructuring and divestiture-related and other costs (1)	0.02	0.06	0.11	0.09
Legal costs and settlements (1)	0.01	0.02	0.07	0.04
Significant projects (1)	0.00	0.01	0.01	0.04
Management fee (1)	—	0.01	0.12	0.02
Unreimbursed COVID-19 related costs (1)	—	0.00	—	0.00
Income tax impact on adjustments (2)(3)	(0.12)	(0.04)	(0.22)	(0.07)
Adjusted EPS	$0.10	$0.15	$0.22	$0.04

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income (loss) per common share	208,987	126,449	186,523	117,875
Weighted average common shares outstanding used in calculating diluted Non-GAAP net income (loss) per common share	208,987	126,449	197,360	126,485
(1)
This adjustment reflects the per share impact of the adjustment reflected within the definition of Adjusted EBITDA.
(2)
The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.
(3)
For the three and six months ended June 30, 2024, the income tax impact on adjustments is inclusive of a discrete tax benefit related to the Silver matter that was finalized in connection with the signing of the settlement agreement during the second fiscal quarter of 2024.

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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Six Months Ended June 30,	For the Year Ended December 31,
	2024	2023
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$50,700	$74,800
Borrowings (repayments) of the Revolving Credit Facility, net	5,100	(24,100)
Ending Revolving Credit Facility balance	$55,800	$50,700
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$530,000	$530,000
Less: outstanding Revolving Credit Facility balance	(55,800)	(50,700)
Less: outstanding letters of credit subject to LC Sublimit	(7,795)	(6,632)
Less: outstanding letters of credit under the LC Facility	(54,221)	(54,279)
End of period Revolving Credit Facility and LC Facility availability	412,184	418,389
End of period cash balance	25,027	13,071
Total Liquidity, end of period	$437,211	$431,460

Cash Flow Activity

Six Months Ended June 30, 2024 and 2023

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Six Months Ended June 30,
	2024	2023	Variance
Net cash (used in) provided by operating activities	$(94,084)	$14,692	$(108,776)
Net cash used in investing activities	$(88,630)	$(62,764)	$(25,866)
Net cash provided by financing activities	$194,670	$45,700	$148,970

Operating Activities

Net cash used in operating activities was $94.1 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $14.7 million for the six months ended June 30, 2023. The change was primarily due to the following:

•
an increase of $90.0 million in cash outflows for the partial payment of the legal settlement for the Silver matter in the second fiscal quarter of 2024;
•
an increase of $42.8 million in cash outflows for direct and indirect remuneration fees paid;
•
a decrease of approximately $30 million of cash inflows related to the QIP received in 2023 that was not received in 2024;
•
a decrease of $18.8 million of cash inflows for the PRF general distribution which was received in 2023, as compared to no PRF general distribution in 2024;
•
a decrease of $7.1 million of cash inflows in accounts receivable due to volume growth in the first half of 2024 compared to the first half of 2023;
•
a decrease of $38.0 million in cash outflows due to timing of payments for inventory purchases driven by volume growth;
•
a decrease of $36.5 million in cash outflows for interest, net primarily as a result of paydowns, extinguishments and modifications of debt utilizing proceeds from the IPO Offerings; and
•
an decrease of $2.9 million in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities increased by $25.9 million, from $62.8 million in the six months ended June 30, 2023 to $88.6 million in the six months ended June 30, 2024. The increase was primarily due to a $6.8 million increase in purchases of property and equipment in 2024 compared to 2023 and an increase of $18.1 million paid for acquisitions in 2024 compared to 2023.

Financing Activities

Net cash provided by financing activities was $194.7 million for the six months ended June 30, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, offset by extinguishment of and repayments on our long-term debt of $805.0 million, and payment of debt issuance costs of $43.2 million, partially offset by net borrowings on our Revolving Credit Facility of $5.1 million and other financing activities.

Net cash provided by financing activities was $45.7 million for the six months ended June 30, 2023, primarily attributable to net borrowings on our Revolving Credit Facility of $66.6 million, partially offset by repayments on our long-term debt of $15.3 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of June 30, 2024 and December 31, 2023.

We were in compliance with all applicable financial covenants as of June 30, 2024 and December 31, 2023.

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

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and established Tranche B-4 to refinance the remaining $2,566.0 million of borrowings under the First Lien Credit Agreement at a rate equal to SOFR plus 3.25%. Tranche B-4 has a maturity date of February 21, 2031. For additional information about our First Lien Credit Agreement, see Note 5 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility (the “Revolver”) was $475.0 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the Company had $55.8 million of borrowings outstanding under the Revolver and $7.8 million of letters of credit reducing the available borrowing capacity to approximately $411.4 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit, reducing the available borrowing capacity to $417.7 million.

The First Lien Credit Agreement, as amended, provides for an additional $55.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of June 30, 2024, there were $54.2 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $0.8 million. As of December 31, 2023, there were $54.3 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $0.7 million.

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

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancing of existing term debt on February 21, 2024 did not result in a change to the terms of the interest rate swap agreements. For the six months ended June 30, 2024 and the year ended December 31, 2023, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $19.1 million and $31.4 million, respectively.

Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments will be equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note. Refer to Note 6 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Six Months Ended June 30, 2024	Fiscal Year 2023
First Lien - payable to lenders at SOFR plus applicable margin	—	8.72%	$—	$1,719,360	$21,217	$146,167
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	8.97%	—	1,189,975	15,106	104,190
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	8.58%	—	2,559,585	—	80,058	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	13.97%	—	450,000	5,239	62,012
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	8.58%	9.59%	—	50,000	387	3,988
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	10.75%	11.75%	55,800	700	3,371	12,243
Amortizing Notes			64,222	—	2,817	—
Notes payable and other			6,333	4,356	10	2
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(10,746)	(4,009)
Total debt			$2,685,940	$3,414,391	$117,459	$324,593
Less: debt issuance costs, net			73,734	50,177
Total debt, net of debt issuance costs			2,612,206	3,364,214
Less: current portion of long-term debt			48,670	32,273
Total long-term debt			$2,563,536	$3,331,941

Our Company leverage, as calculated under our First Lien Credit Agreement and the Second Lien Credit Agreement, was 4.51x and 5.86x at June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024, our debt outstanding was $2.7 billion and we had three interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would increase our net loss and decrease our cash flows by $6.2 million on an annual basis based upon our borrowing level at June 30, 2024. The market risks associated with our debt obligations as of June 30, 2024 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 5 within the unaudited condensed consolidated financial statements and related notes, in the Quarterly Report on Form 10-Q for additional information on our debt obligations and derivative instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024
4.7	Registration Rights Agreement, dated December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
10.1	BrightSpring Health Services, Inc. Senior Executive Cash Incentive Bonus Plan, adopted May 29, 2024	8-K	001-41938	10.1	5/31/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSpring Health Services, Inc.

Date: August 2, 2024	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Jim Mattingly
Jim Mattingly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2024	By:	/s/ Jennifer Phipps
Jennifer Phipps
Chief Accounting Officer
(Principal Accounting Officer)