Form 10-Q
period 2024-09-30
BrightSpring Health Services, Inc.
filed 2024-11-01
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of October 29, 2024 was 174,126,427.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$35,973	$13,071
Accounts receivable, net of allowance for credit losses	1,025,711	881,627
Inventories	478,319	402,776
Prepaid expenses and other current assets	169,582	159,167
Total current assets	1,709,585	1,456,641
Property and equipment, net of accumulated depreciation of $426,484 and $368,089 at September 30, 2024 and December 31, 2023, respectively	248,548	245,908
Goodwill	2,672,791	2,608,412
Intangible assets, net of accumulated amortization	842,479	881,476
Operating lease right-of-use assets, net	259,138	267,446
Deferred income taxes, net	6,678	—
Other assets	46,748	72,838
Total assets	$5,785,967	$5,532,721
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$783,838	$641,607
Accrued expenses	349,101	492,363
Current portion of obligations under operating leases	69,763	71,053
Current portion of obligations under financing leases	12,367	11,141
Current portion of long-term debt	48,853	32,273
Total current liabilities	1,263,922	1,248,437
Obligations under operating leases, net of current portion	195,921	201,655
Obligations under financing leases, net of current portion	24,988	22,528
Long-term debt, net of current portion	2,608,537	3,331,941
Deferred income taxes, net	—	23,668
Long-term liabilities	73,502	91,943
Total liabilities	4,166,870	4,920,172
Redeemable noncontrolling interests	4,125	27,139
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 and 137,398,625 shares authorized, 174,078,977 and 117,857,055 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,741	1,179
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at September 30, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Additional paid-in capital	1,848,115	771,336
Accumulated deficit	(234,380)	(200,319)
Accumulated other comprehensive (loss) income	(705)	12,544
Total shareholders' equity	1,614,771	584,740
Noncontrolling interest	201	670
Total equity	1,614,972	585,410
Total liabilities, redeemable noncontrolling interests, and equity	$5,785,967	$5,532,721

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Products	$2,265,697	$1,673,152	$6,357,223	$4,736,993
Services	641,126	583,377	1,856,448	1,714,638
Total revenues	2,906,823	2,256,529	8,213,671	6,451,631
Cost of goods	2,077,121	1,509,845	5,815,981	4,226,075
Cost of services	421,590	388,388	1,231,154	1,160,477
Gross profit	408,112	358,296	1,166,536	1,065,079
Selling, general, and administrative expenses	351,272	410,549	1,039,215	986,161
Operating income (loss)	56,840	(52,253)	127,321	78,918
Loss on extinguishment of debt	—	—	12,726	—
Interest expense, net	56,061	83,678	173,520	241,539
Income (loss) before income taxes	779	(135,931)	(58,925)	(162,621)
Income tax expense (benefit)	9,760	(5,807)	(23,000)	(12,987)
Net loss	(8,981)	(130,124)	(35,925)	(149,634)
Net (loss) income attributable to noncontrolling interests	(751)	548	(1,864)	(1,568)
Net loss attributable to BrightSpring Health Services, Inc. and subsidiaries	$(8,230)	$(130,672)	$(34,061)	$(148,066)

Net loss per common share (Note 12):
Loss per share - basic	$(0.04)	$(1.11)	$(0.18)	$(1.26)
Loss per share - diluted	$(0.04)	$(1.11)	$(0.18)	$(1.26)
Weighted average shares outstanding:
Basic	198,491	117,864	190,541	117,871
Diluted	198,491	117,864	190,541	117,871

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(8,981)	$(130,124)	$(35,925)	$(149,634)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	72	(94)	(123)	15
Cash flow hedges:
Net change in fair value, net of tax (1)	(12,429)	23,706	8,675	43,513
Amounts reclassified to earnings, net of tax (2)	(7,373)	(10,566)	(21,801)	(20,125)
Total other comprehensive (loss) income, net of tax	(19,730)	13,046	(13,249)	23,403
Total comprehensive loss	(28,711)	(117,078)	(49,174)	(126,231)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(573)	548	(1,395)	(1,568)
Comprehensive loss attributable to noncontrolling interest	(178)	—	(469)	—
Comprehensive loss attributable to BrightSpring Health Services, Inc. and subsidiaries	$(27,960)	$(117,626)	$(47,310)	$(124,663)

(1)
The income tax effects of the net change in fair value were $4,024 and $(2,809) for the three and nine months ended September 30, 2024, respectively, and $9,607 and $3,016 for the three and nine months ended September 30, 2023, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $2,387 and $7,059 for the three and nine months ended September 30, 2024, respectively, and $(1,433) and $1,748 for the three and nine months ended September 30, 2023, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at June 30, 2024	171,397,030	$1,714	$1,804,965	$(226,150)	$19,025	$379	$1,599,933
Net loss (1)	—	—	—	(8,230)	—	(178)	(8,408)
Other comprehensive loss, net of tax	—	—	—	—	(19,730)	—	(19,730)
Share-based compensation	—	—	15,210	—	—	—	15,210
Shares issued under share-based compensation plan, including tax effects	210,696	2	507	—	—	—	509
Shares issued for payment of acquisition	2,471,251	25	29,975	—	—	—	30,000
Adjustment of redeemable noncontrolling interests to redemption amount	—	—	(2,542)	—	—	—	(2,542)
Balances at September 30, 2024	174,078,977	$1,741	$1,848,115	$(234,380)	$(705)	$201	$1,614,972

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at June 30, 2023	117,883,231	$1,179	$779,541	$(63,110)	$31,549	$—	$749,159
Net loss (1)	—	—	—	(130,672)	—	—	(130,672)
Other comprehensive income, net of tax	—	—	—	—	13,046	—	13,046
Share-based compensation	—	—	825	—	—	—	825
Repurchase of shares of common stock	(81,654)	(1)	(1,299)	—	—	—	(1,300)
Shares issued under share-based compensation plan, including tax effects	55,478	1	452	—	—	—	453
Balances at September 30, 2023	117,857,055	$1,179	$779,519	$(193,782)	$44,595	$—	$631,511

(1) Net loss to the Company for the three months ended September 30, 2024 and 2023 excludes $(573) and $548, respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (continued)

(In thousands, except share data or otherwise indicated)

(Unaudited)

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(34,061)	—	(469)	(34,530)
Other comprehensive loss, net of tax	—	—	—	—	(13,249)	—	(13,249)
Share-based compensation	—	—	55,194	—	—	—	55,194
Shares issued under share-based compensation plan, including tax effects	318,085	3	528	—	—	—	531
Shares issued for payment of acquisition	2,570,503	26	31,055	—	—	—	31,081
Adjustment of redeemable noncontrolling interests to redemption amount	—	—	12,439	—	—	—	12,439
Issuance of common stock on initial public offering, net of underwriting discounts and commissions, and offering-related expenses of $36.8 million	53,333,334	533	655,952	—	—	—	656,485
Proceeds from stock purchase contract issued under tangible equity units, net of underwriting discounts and commissions of $9.1 million	—	—	321,611	—	—	—	321,611
Balances at September 30, 2024	174,078,977	$1,741	$1,848,115	$(234,380)	$(705)	$201	$1,614,972

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2022	117,860,839	$1,179	$778,121	$(45,716)	$21,192	$—	$754,776
Net loss (1)	—	—	—	(148,066)	—	—	(148,066)
Other comprehensive income, net of tax	—	—	—	—	23,403	—	23,403
Share-based compensation	—	—	2,100	—	—	—	2,100
Repurchase of shares of common stock	(81,654)	(1)	(1,299)	—	—	—	(1,300)
Shares issued under share-based compensation plan, including tax effects	77,870	1	597	—	—	—	598
Balances at September 30, 2023	117,857,055	$1,179	$779,519	$(193,782)	$44,595	$—	$631,511

(1) Net loss to the Company for the nine months ended September 30, 2024 and 2023 excludes $(1,395) and $(1,568), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(35,925)	$(149,634)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	149,601	151,324
Impairment of long-lived assets	4,781	8,295
Provision for credit losses	21,896	18,927
Amortization of deferred debt issuance costs	9,477	15,691
Share-based compensation	55,194	2,100
Deferred income taxes, net	(27,781)	(36,565)
Loss on extinguishment of debt	12,726	—
(Gain) loss on disposition of fixed assets	(55)	957
Other	(959)	(210)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(163,996)	(116,922)
Prepaid expenses and other current assets	(2,470)	(162)
Inventories	(74,265)	53,244
Trade accounts payable	155,563	(58,313)
Accrued expenses	(150,032)	159,353
Other assets and liabilities	(20,593)	298
Net cash (used in) provided by operating activities	$(66,838)	$48,383
Investing activities:
Purchases of property and equipment	$(65,602)	$(56,693)
Acquisitions of businesses, net of cash acquired	(59,755)	(62,508)
Other	900	1,790
Net cash used in investing activities	$(124,457)	$(117,411)
Financing activities:
Long-term debt borrowings	$2,566,000	$—
Long-term debt repayments	(3,384,633)	(22,857)
Proceeds from issuance of common stock on initial public offering, net	656,485	—
Proceeds from issuance of tangible equity units, net	389,000	—
Borrowings of the Revolving Credit Facility, net	46,400	98,250
Payment of debt issuance costs	(43,188)	—
Repurchase of shares of common stock	(650)	(325)
Shares issued under share-based compensation plan, including tax effects	531	598
Payment of acquisition earn-outs	(4,156)	—
Purchase of redeemable noncontrolling interest	(2,316)	—
Payment of financing lease obligations	(9,276)	(8,625)
Net cash provided by financing activities	$214,197	$67,041
Net increase (decrease) in cash and cash equivalents	22,902	(1,987)
Cash and cash equivalents at beginning of year	13,071	13,628
Cash and cash equivalents at end of year	$35,973	$11,641

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$164,927	$225,893
Income taxes, net of refunds	$24,312	$35,640
Supplemental schedule of non-cash investing and financing activities:
Notes issued and contingent liabilities assumed in connection with acquisitions	$23,408	$7,455
Financing lease obligations	$9,625	$8,586
Repurchases of common stock in accounts payable	$—	$975
Purchases of property and equipment in accounts payable	$3,593	$9,870
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$5,100	$—
Shares issued in connection with acquisitions	$31,081	$—

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable, inventory, long-lived assets, definite and indefinite-lived intangibles, derivatives, insurance reserves, share-based compensation, and goodwill. Actual amounts may differ from these estimates.

Fair Value of Financial Instruments

At September 30, 2024 and December 31, 2023, the fair value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt approximated fair value as interest rates and negotiated terms and conditions are consistent with current market rates due to the close proximity of recent refinancing transactions to the dates of these unaudited condensed consolidated financial statements. All debt classifications and interest rate swaps represent Level 2 fair value measurements. Contingent consideration, which is comprised of future earn-outs and equity adjustments associated with acquisitions, represents a Level 3 fair value measurement as there is little or no market data available. Refer to Note 9.

Deferred Offering Costs

Deferred offering costs of $5.6 million, which consist of legal, accounting, filing, and other fees and costs directly attributable to the Company’s IPO, were capitalized, and upon completion of the IPO in January 2024, were subsequently recorded in shareholders’ equity as a reduction of proceeds during the first fiscal quarter. As of December 31, 2023, $3.9 million of deferred offering costs were included in other assets in the accompanying unaudited condensed consolidated balance sheet.

Government Actions to Mitigate COVID-19’s Impact

On May 11, 2023, the Department of Health and Human Services declared that the COVID-19 pandemic is no longer a public health emergency. Through the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, and the Consolidated Appropriations Act, $178 billion of funding was authorized to be distributed to health care providers through the Provider Relief Fund (“PRF”) in response to COVID-19.

The Company received and recognized the following amounts from the PRF (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Amounts received from the Provider Relief Fund	$—	$18,804
Amounts recognized into income	$—	$18,804

The Company did not receive or recognize into income any funds from the PRF during the three months ended September 30, 2024 and 2023. The income recognized in the nine months ended September 30, 2023 was offset directly by the expenses incurred within selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations, which resulted in no net financial impact to the Company.

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

The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis. This ASU will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related income tax disclosures.

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

	Pharmacy Solutions
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$619.1	21.3%	$432.0	19.1%	$1,693.7	20.6%	$1,189.6	18.4%
Medicaid	213.9	7.4%	169.1	7.5%	600.9	7.3%	477.7	7.4%
Medicare A	141.9	4.9%	137.8	6.1%	399.0	4.9%	410.1	6.4%
Medicare B	16.8	0.6%	17.9	0.8%	50.4	0.6%	45.1	0.7%
Medicare C	406.1	14.0%	391.6	17.4%	1,120.9	13.6%	966.8	15.0%
Medicare D	826.2	28.4%	483.8	21.4%	2,352.5	28.6%	1,515.6	23.5%
Private & other	41.7	1.3%	40.9	1.8%	139.8	1.8%	132.1	2.0%
	$2,265.7	77.9%	$1,673.1	74.1%	$6,357.2	77.4%	$4,737.0	73.4%

	Provider Services
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$50.5	1.7%	$41.6	1.8%	$146.2	1.8%	$115.3	1.8%
Medicaid	347.8	12.0%	336.3	14.9%	1,017.7	12.4%	982.2	15.2%
Medicare A	114.3	3.9%	102.8	4.6%	327.2	4.0%	303.7	4.7%
Medicare B	3.7	0.1%	5.4	0.2%	18.7	0.2%	15.9	0.2%
Medicare C	36.1	1.2%	15.4	0.7%	84.3	1.0%	44.5	0.7%
Private & other	88.7	3.2%	81.9	3.7%	262.4	3.2%	253.0	4.0%
	$641.1	22.1%	$583.4	25.9%	$1,856.5	22.6%	$1,714.6	26.6%

	Consolidated
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$669.6	23.0%	$473.6	20.9%	$1,839.9	22.4%	$1,304.9	20.2%
Medicaid	561.7	19.4%	505.4	22.4%	1,618.6	19.7%	1,459.9	22.6%
Medicare A	256.2	8.8%	240.6	10.7%	726.2	8.9%	713.8	11.1%
Medicare B	20.5	0.7%	23.3	1.0%	69.1	0.8%	61.1	0.9%
Medicare C	442.2	15.2%	407.0	18.1%	1,205.2	14.6%	1,011.3	15.7%
Medicare D	826.2	28.4%	483.8	21.4%	2,352.5	28.6%	1,515.6	23.5%
Private & other	130.4	4.5%	122.8	5.5%	402.2	5.0%	385.0	6.0%
	$2,906.8	100.0%	$2,256.5	100.0%	$8,213.7	100.0%	$6,451.6	100.0%

Refer to Note 14 for the disaggregation of revenue by reportable segment.

3. Acquisitions

2024 Acquisitions

During the nine months ended September 30, 2024, we completed seven acquisitions within the Pharmacy Solutions and Provider Services segments. We entered these transactions in order to expand our services and geographic offerings. Aggregate consideration net of cash acquired for these acquisitions was approximately $112.0 million. The operating results of these acquisitions are included in our unaudited condensed consolidated financial statements from the respective dates of the acquisition.

Haven Hospice

The following table summarizes the consideration paid (in thousands) for the September 1, 2024 acquisition of North Central Florida Hospice, Inc. ("Haven Hospice") and the fair value of the assets acquired and the liabilities assumed at the acquisition date. Haven Hospice provides hospice and palliative care services in the state of Florida. Its results are consolidated within the Provider Services segment.

Inventories	$45
Property and equipment	495
Goodwill	46,239
Intangible assets	19,860
Operating lease right-of-use assets	7,157
Trade accounts payable	764
Current portion of obligations under operating leases	2,235
Obligations under operating leases, net of current portion	4,922
Aggregate purchase price	$65,875

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired licenses and trade name based upon a third-party valuation. Based on the Company’s preliminary valuations, the total estimated consideration of $65.9 million has been allocated to assets acquired and liabilities assumed as of the acquisition date.

Consideration for the Haven Hospice acquisition, included a $15.0 million cash payment, $15.0 million seller note payable in 2028, and 2,471,251 shares of the Company's common stock equal to $30.0 million. The number of shares was calculated by dividing $30.0 million by a price per share equal to the average of the volume weighted average trading price of the Company's common stock on each of the fifteen consecutive trading days ending on and including the trading day that is three trading days prior to the closing date, as required by the asset purchase agreement. The sellers are restricted from trading during a 180-day lock-up period from closing with agreed-upon sale volume limitations for four years thereafter. The asset purchase agreement also includes a post-closing adjustment feature to the extent any losses are incurred by the sellers in the sale of their common stock for four years following closing. See Note 9.

The estimated intangible assets consist of $14.8 million in indefinite-lived licenses and $5.1 million of trade name. The trade name has an estimated average useful life of 10.0 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

Haven Hospice contributed $4.8 million in revenue and $0.6 million of operating income during the three and nine months ended September 30, 2024. Pro forma financial data for the Haven Hospice acquisition has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Others

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions, excluding Haven Hospice, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through September 30, 2024. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $19.1 million, respectively.

Accounts receivable	$3,749
Inventories	1,234
Prepaids and other current assets	174
Property and equipment	398
Goodwill	18,432
Intangible assets	30,833
Operating lease right-of-use assets	364
Other assets	1,438
Trade accounts payable	650
Accrued expenses	7,742
Current portion of obligations under operating leases	56
Current portion of obligations under financing leases	53
Obligations under operating leases, net of current portion	308
Obligations under financing leases, net of current portion	8
Deferred income taxes, net	1,686
Aggregate purchase price, net of cash acquired	$46,119

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired customer relationships, licenses, trade names, and covenants not to compete based upon third-party valuations and/or the values assigned in prior acquisitions that were deemed comparable in nature. Based on the Company’s preliminary valuations, the total estimated consideration of $46.1 million has been allocated to assets acquired and liabilities assumed as of the acquisition dates.

The estimated intangible assets consist primarily of $22.3 million in customer relationships, $5.7 million in definite-lived licenses, $1.7 million in indefinite-lived licenses, $0.6 million in covenants not to compete, and $0.5 million in trade names. Definite-lived intangible assets have an estimated weighted average useful life of 14.9 years. We expect $12.3 million of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

The above acquisitions contributed approximately $21.8 million and $37.7 million in revenue during the three and nine months ended September 30, 2024, respectively. The above acquisitions contributed approximately $2.0 million and $3.0 million in operating income during the three and nine months ended September 30, 2024, respectively. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

During the three and nine months ended September 30, 2024, the Company incurred approximately $0.2 million and $2.0 million in transaction costs, respectively, related to all aforementioned acquisitions completed in 2024. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Company also purchased the remaining 30% noncontrolling interest in Gateway Pediatric Therapy, LLC during the first fiscal quarter of 2024 and the remaining 45% noncontrolling interest in Harvest Grove LTC, LLC during the third fiscal quarter of 2024. These transactions did not meet the definition of a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (refer to Note 11).

2023 Acquisitions

During the year ended December 31, 2023, we completed five acquisitions within the Pharmacy Solutions and Provider Services segments. We entered into these transactions in order to expand our services and geographic offerings. Aggregate consideration for these acquisitions was approximately $73.1 million. No cash was acquired as a part of these transactions. The operating results of these acquisitions are included in our unaudited condensed consolidated financial statements from the respective dates of the acquisitions.

The following table summarizes the consideration paid (in thousands) for these 2023 acquisitions and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through September 30, 2024. Consideration paid for acquisitions by the Pharmacy Solutions and Provider Services segments was $29.8 million and $43.3 million, respectively.

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

Measurement period adjustments for 2023 acquisitions recorded in the three and nine months ended September 30, 2024 were not material to the unaudited condensed consolidated financial statements. The Company expects to finalize the purchase price allocation for the 2023 acquisitions prior to the one-year anniversary date of each acquisition.

The above acquisitions contributed approximately $30.5 million and $87.9 million in revenue during the three and nine months ended September 30, 2024, respectively, compared to $24.9 million and $25.3 million in revenue during the three and nine months ended September 30, 2023. The 2023 acquisitions contributed approximately $2.0 million and $4.0 million of operating income during the three and nine months ended September 30, 2024, respectively, compared to $1.6 million and $1.7 million in operating income during the three and nine months ended September 30, 2023. Pro forma financial data for the 2023 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

The Company incurred approximately $0.2 million and $1.2 million in transaction costs related to the completed 2023 acquisitions during the three and nine months ended September 30, 2023, respectively. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

4. Goodwill and Intangible Assets

A summary of changes to goodwill, by segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2024*	$833,989	$1,774,423	$2,608,412
Goodwill added through acquisitions	7,063	57,608	64,671
Measurement period adjustments	—	(200)	(200)
Foreign currency adjustments	—	(92)	(92)
Goodwill at September 30, 2024*	$841,052	$1,831,739	$2,672,791

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$700,911	$379,785	$321,126	$697,947	$344,662	$353,285	5-20
Trade names	334,917	135,009	199,908	330,029	117,579	212,450	2-20
Licenses	240,191	64,359	175,832	238,682	56,022	182,660	10-20
Doctor/payor network	12,730	10,424	2,306	12,730	8,800	3,930	5-8
Covenants not to compete	13,292	9,848	3,444	13,126	8,535	4,591	2-7
Other intangible assets	10,940	5,972	4,968	10,949	4,809	6,140	5-7
Total definite-lived assets	$1,312,981	$605,397	$707,584	$1,303,463	$540,407	$763,056
Licenses	134,895	—	134,895	118,420	—	118,420	Indefinite
Total intangible assets	$1,447,876	$605,397	$842,479	$1,421,883	$540,407	$881,476

Amortization expense for the three and nine months ended September 30, 2024 was $28.9 million and $86.5 million, respectively, as compared to $31.1 million and $92.6 million for the three and nine months ended September 30, 2023, respectively.

5. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	September 30, 2024		December 31, 2023
	Rate	$	Rate	$
First Lien - payable to lenders at SOFR plus applicable margin	—	$—	8.72%	$1,719,360
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	8.97%	1,189,975
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	8.50%	2,553,170	—	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	13.97%	450,000
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	8.50%	—	9.59%	50,000
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	10.25%	97,100	11.75%	700
Amortizing Notes (1)		59,077		—
Notes payable and other		19,413		4,356
Total debt		2,728,760		3,414,391
Less: debt issuance costs, net		71,370		50,177
Total debt, net of debt issuance costs		2,657,390		3,364,214
Less: current portion of long-term debt		48,853		32,273
Total long-term debt, net of current portion		$2,608,537		$3,331,941

(1) See Note 6 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements and related modifications for the nine months ended September 30, 2024 and the year ended December 31, 2023. We were in compliance with all applicable financial debt covenants at September 30, 2024 and December 31, 2023.

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

The total borrowing capacity under the Revolver was $475.0 million as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company had $97.1 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to approximately $377.9 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit reducing the available borrowing capacity to approximately $417.7 million.

The Company’s First Lien also provides for additional letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. On September 17, 2024, the Company amended the First Lien to increase the LC Facility from $55.0 million to $65.0 million. As of September 30, 2024, there were $62.0 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.0 million. As of December 31, 2023, there were $54.3 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $0.7 million.

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

As of September 30, 2024, we have the following interest rate swap agreements with a total notional value of $2.0 billion:

Financial Institution	Effective Dates	Floating Rate Debt	Fixed Rates
Credit Suisse	September 30, 2022 through September 30, 2025	$500,000,000	3.4165%
Morgan Stanley	September 30, 2022 through September 30, 2025	1,050,000,000	3.4200%
Credit Agricole Corporate and Investment Bank	September 30, 2022 through September 30, 2025	450,000,000	3.5241%

The fair value of the interest rate swaps as of September 30, 2024 and December 31, 2023 was $7.6 million and $24.9 million, respectively, and is reflected in prepaid expenses and other current assets and other assets, respectively, in the unaudited condensed consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $9.8 million and $28.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $9.2 million and $21.9 million for the three and nine months ended September 30, 2023, respectively. The Company expects approximately $7.4 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The repayments on and modification of the First Lien borrowings and extinguishment of the Second Lien Facility in the first fiscal quarter of 2024 did not impact the effectiveness of the cash flow hedge arrangements outstanding as of September 30, 2024.

6. Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments will be the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.8 million and $13.6 million in TEU principal and interest payments during the three and nine months ended September 30, 2024, respectively. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note, each of which is considered a freestanding financial instrument.

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

7. Income Taxes

The tax provision or benefit from income taxes is attributable to U.S. federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Each quarter, we update our estimate of the annual effective tax rate, and, if our estimated tax rate changes, we make a cumulative adjustment.

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

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Estimated annual effective tax rate before discrete items	1,226.7%	27.8%	17.2%	27.6%
Discrete items recognized	26.2%	(23.5)%	21.8%	(19.6)%
Effective tax rate recognized in the statements of operations	1,252.9%	4.3%	39.0%	8.0%

During the three months ended September 30, 2024, the Company's effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of the year-to-date cumulative adjustment of effective tax rate on near break-even pre-tax book income for the quarter. During the third fiscal quarter of 2024, the Company has utilized the actual effective tax rate for the year as the best estimate of the annual effective tax rate. The Company's effective tax rate for the three months ended September 30, 2023 was lower than the U.S. federal income tax rate, primarily as a result of tax expense related to the Silver matter, which was not expected to be deductible for tax purposes at that time. It was determined to be partially deductible upon finalization of the agreement in 2024. See Note 10 for further discussion of the Silver matter.

During the nine months ended September 30, 2024, the Company's effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of limitations on the deductibility of certain executive compensation that now apply to the Company upon completion of its IPO in January 2024. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book losses to date. The Company's effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. federal income tax rate, primarily as a result of the unfavorable impact of the Silver matter as a percentage of estimated annual pre-tax book loss, which was not expected to be deductible for tax purposes at that time. It was determined to be partially deductible upon finalization of the agreement in 2024. See Note 10 for further discussion of the Silver matter.

8. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Rebate receivable	$50,388	$41,791
Non-trade receivables	44,499	67,126
Income tax receivable	19,762	4,935
Prepaid insurance	17,048	13,206
Inventory returns receivable	11,059	15,300
Interest rate swaps	7,571	—
Prepaid maintenance	3,768	3,619
Other prepaid expenses and current assets	15,487	13,190
Total prepaid expenses and other current assets	$169,582	$159,167

Other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Notes receivable	$9,814	$7,840
Deposits	8,739	7,137
Cloud computing	8,271	9,453
Insurance recoveries	7,948	8,509
Deferred debt issuance costs	2,646	3,349
Equity method investments	675	720
Interest rate swaps	—	24,947
Deferred offering costs	—	3,850
Other assets	8,655	7,033
Total other assets	$46,748	$72,838

Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Wages and payroll taxes	$132,977	$127,707
Compensated absences	37,055	32,085
Workers compensation insurance reserves	22,747	22,480
Automobile insurance reserves	21,158	27,381
Deferred revenue	20,091	30,848
Checks in excess of cash balance	18,270	9,018
Health insurance reserves	14,669	13,452
Legal settlements and professional fees	13,686	114,677
Taxes other than income taxes	9,482	9,305
General and professional liability insurance reserves	5,802	22,738
Recoupment fees	4,285	36,071
Interest	2,603	3,125
Contingent consideration	1,963	2,650
Other	44,313	40,826
Total accrued expenses	$349,101	$492,363

Long-term liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Workers compensation insurance reserves	$27,760	$30,514
General and professional liability insurance reserves	20,588	28,350
Automobile insurance reserves	7,367	8,526
Employee incentives	4,008	5,189
Contingent consideration	6,670	2,681
Deferred gain	919	1,346
Legal settlements and professional fees	—	10,000
Other	6,190	5,337
Total long-term liabilities	$73,502	$91,943

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	September 30, 2024	December 31, 2023	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$7,571	$24,947	A
Total assets	$7,571	$24,947

Liabilities:
Contingent consideration (Level 3)	$8,633	$5,331	C
Total liabilities	$8,633	$5,331

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

The contingent consideration represents future earn-outs and a post-closing equity adjustment feature, both associated with acquisitions, which are recognized as a component of the purchase price at the estimated fair value on the acquisition date. These liabilities are classified as accrued expenses and long-term liabilities in our accompanying unaudited condensed consolidated balance sheets.

The fair values of the liabilities associated with future earn outs were derived using the income approach with unobservable inputs, including future earnings forecasts and present value assumptions, and there was little or no market data (Level 3). The Company will re-assess the fair values on each reporting period thereafter until settlement.

The preliminary fair value of the liability associated with post-closing equity adjustment feature related to the Haven Hospice acquisition was derived with unobservable inputs using a Monte Carlo simulation, where the common stock price of the Company was evolved using a Geometric Brownian Motion of a period from the valuation date to the end of the fourth anniversary of closing. Estimated equity volatility was based on historical volatility, implied volatility, and peer group volatility over various periods. The Company will re-assess the fair value at each reporting period with changes in value being recorded through the statement of operations. The ultimate settlement of the liability will be through either issuance of additional equity shares and/or additional cash paid in case of net realized losses; or reduction of the outstanding balance of the seller note, in the case of net aggregate gain on sales.

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

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, the Company agreed to settle the matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million; $20.0 million and $110.0 million of which was paid during the three and nine months ended September 30, 2024, respectively, with the remaining $10.0 million in accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2024. As of December 31, 2023, the estimated financial impact of the settlement was $115.0 million, $105.0 million of which was included in accrued expenses and $10.0 million in long-term liabilities in the unaudited condensed consolidated balance sheet. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

11. Redeemable Noncontrolling Interests

The Company has a 60% ownership interest in SHC Medical Partners LLC (“Abode Care Partners”) which meets the definition of a VIE. The Company is deemed to be the primary beneficiary of the VIE because it possesses the power to direct activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that is significant to it. Through a management agreement with the entity, we manage and handle all day-to-day operating decisions for Abode Care Partners. The terms of the agreement prohibits the Company from using the assets of the entity to satisfy the obligations of other entities. The combined assets of the entity, excluding goodwill and intangible assets, are insignificant to the Company’s unaudited condensed consolidated balance sheets.

The respective joint venture agreement contains both a put option for the minority partners and a call option for the Company, requiring or allowing the Company, in certain circumstances, to purchase the partners’ remaining interest in the joint venture at a price based on predetermined earnings multiples. Each of these options is to be triggered upon the occurrence of specified events and/or upon the passage of time. The Company calculates the redemption amount related to the Abode Care Partners options using a Monte Carlo simulation and records the amount, if any, by which the redemption amount exceeds the carrying value as a charge to accumulated deficit.

The total redeemable noncontrolling interest associated with Abode Care Partners was $4.1 million and $5.5 million as of September 30, 2024 and December 31, 2023, respectively. There was no change in the recorded redemption amount for Abode Care Partners for the three and nine months ended September 30, 2024 or 2023.

On March 1, 2024, the Company purchased the remaining 30% noncontrolling interest related to Gateway Pediatric Therapy, LLC (“Gateway”) for $5.4 million. Subsequently, the Company owns 100% of common stock in Gateway. Of the $5.4 million purchase price, $0.3 million was paid during the first fiscal quarter of 2024 and the remaining $5.1 million is recorded in trade accounts payable in the unaudited condensed consolidated balance sheet as of September 30, 2024. As of December 31, 2023, Gateway met the definition of a VIE and the Company was deemed to be the primary beneficiary of the VIE. The total redeemable noncontrolling interest associated with the Company's 70% ownership in Gateway was $20.6 million as of December 31, 2023. The transaction was accounted for as an equity transaction with the difference between the redeemable noncontrolling interest carrying amount at the time of closing and cash consideration being recognized as an increase in additional paid-in capital of $15.0 million in the unaudited condensed consolidated balance sheets as of the purchase date.

On August 1, 2024, the Company purchased the remaining 45% noncontrolling interest related to Harvest Grove LTC, LLC ("Harvest Grove") for $3.8 million. Subsequently, the Company owns 100% of common stock in Harvest Grove. Of the $3.8 million purchase price, $2.0 million was paid in cash by the Company during the third fiscal quarter of 2024, and the remaining $1.8 million was paid in settled trade receivables owed to the joint venture by the minority owner. As of December 31, 2023, Harvest Grove met the definition of a VIE and the Company was deemed to be the primary beneficiary of the VIE. The total redeemable noncontrolling interest associated with the Company's 55% ownership in Harvest Grove was $1.0 million as of December 31, 2023. The transaction was accounted for as an equity transaction with the difference between the redeemable noncontrolling interest carrying amount at the time of closing and the purchase price being recognized as a decrease in additional paid-in capital of $2.5 million in the unaudited condensed consolidated balance sheets as of the purchase date.

The following table summarizes the changes in the carrying value of the Company’s redeemable noncontrolling interest (in thousands):

Balance at December 31, 2023	$27,139
Adjustment of Gateway redeemable noncontrolling interest to redemption amount	(14,981)
Adjustment of Harvest Grove redeemable noncontrolling interest to redemption amount	2,542
Purchase of Gateway redeemable noncontrolling interest	(5,400)
Purchase of Harvest Grove redeemable noncontrolling interest	(3,780)
Net loss attributable to redeemable noncontrolling interests	(1,395)
Balance at September 30, 2024	$4,125

12. Earnings Per Share (“EPS”)

Basic net loss per share of common stock is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share of common stock is computed by giving effect to all potential weighted average dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to stock option awards subject to only a time-based condition is calculated using the treasury stock method, if dilutive. Stock option awards subject to a performance condition are not included in the denominator of the diluted EPS calculation using the treasury stock method for the three and nine months ended September 30, 2023 as the performance condition had not been satisfied. Upon completion of the IPO in January 2024, the performance condition was met. Thus, the number of additional shares of common stock related to stock option awards subject to a performance condition are included in the denominator of the diluted EPS calculation using the treasury stock method for the three and nine months ended September 30, 2024, if dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) is reflected in the denominator of the diluted EPS calculation using the treasury stock method, if dilutive.

For the three and nine months ended September 30, 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For diluted EPS, the shares were assumed to be settled at a conversion factor based on the 20-day VWAP per share of the Company's common stock not to exceed 3.8461 shares per Purchase Contract, if dilutive. See Note 6 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(8,981)	$(130,124)	$(35,925)	$(149,634)
Net (loss) income attributable to noncontrolling interests	(751)	548	(1,864)	(1,568)
Net loss attributable to common shareholders	$(8,230)	$(130,672)	$(34,061)	$(148,066)
Denominator:
Weighted-average shares outstanding - basic	198,491	117,864	190,541	117,871

Effect of dilutive securities:
Stock options	—	—	—	—
RSUs	—	—	—	—
TEUs	—	—	—	—
Other	—	—	—	—
Weighted-average shares outstanding - diluted	198,491	117,864	190,541	117,871

Basic net loss per share	$(0.04)	$(1.11)	$(0.18)	$(1.26)
Diluted net loss per share	$(0.04)	$(1.11)	$(0.18)	$(1.26)

The following potentially common share equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, as well as options that are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options (1)	15,096	14,105	15,096	14,105
RSUs	11,078	—	11,078	—
TEUs	1,881	—	1,881	—
Other	9	—	9	—
Total	28,064	14,105	28,064	14,105

(1) For all periods presented, the dilutive effect of stock options were excluded from the computation of loss per share because the assumed proceeds from the awards' exercise were greater than the average market price of the common shares.

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

Prior to the termination of the Monitoring Agreement, the Company recognized $0.7 million in monitoring and advisory fees during the first fiscal quarter of 2024 as a component of selling, general, and administrative expenses in our accompanying unaudited condensed consolidated statements of operations compared to $1.3 million and $4.2 million for the three and nine months ended September 30, 2023, respectively.

As a result of the termination of the Monitoring Agreement, the Company will pay $22.7 million in termination fees to KKR and WBA in accordance with the terms of the Monitoring Agreement. The Company will pay these fees during the fourth fiscal quarter of 2024. The termination fees were recognized in the first fiscal quarter of 2024 and are included in trade accounts payable in our unaudited condensed consolidated balance sheet as of September 30, 2024 and as selling, general, and administrative expense in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an arranger and bookrunner for the financing transactions in the first fiscal quarter of 2024, for which the Company paid a fee of $1.9 million. KCM also acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission. The aforementioned fees paid to KCM during the first fiscal quarter of 2024 were included within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. There were no similar fees paid to KCM during the three months ended September 30, 2024, and the three or nine months ended September 30, 2023.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended September 30, 2024
	Pharmacy Solutions	Provider Services	Total
Revenues	$2,265,697	641,126	$2,906,823
Cost of goods and services (1)	2,077,121	421,590	2,498,711
Total depreciation and amortization (2)	27,913	16,346	44,259
Segment EBITDA	$99,153	93,233	$192,386

	For the Three Months Ended September 30, 2023
	Pharmacy Solutions	Provider Services	Total
Revenues	$1,673,152	$583,377	$2,256,529
Cost of goods and services (1)	1,509,845	388,388	1,898,233
Total depreciation and amortization (2)	29,375	16,036	45,411
Segment EBITDA	$86,083	$81,462	$167,545

	For the Nine Months Ended September 30, 2024
	Pharmacy Solutions	Provider Services	Total
Revenues	$6,357,223	1,856,448	$8,213,671
Cost of goods and services (1)	5,815,981	1,231,154	7,047,135
Total depreciation and amortization (2)	82,384	48,095	130,479
Segment EBITDA	$281,823	261,192	$543,015

	For the Nine Months Ended September 30, 2023
	Pharmacy Solutions	Provider Services	Total
Revenues	$4,736,993	1,714,638	$6,451,631
Cost of goods and services (1)	4,226,075	1,160,477	5,386,552
Total depreciation and amortization (2)	86,679	48,321	135,000
Segment EBITDA	$278,211	221,154	$499,365

(1)
Balance includes depreciation and amortization expense that relates to revenue-generating assets
(2)
Balance is inclusive of any depreciation and amortization expense recorded in cost of goods and services

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Segment reconciliation:
Total Segment EBITDA	$192,386	$167,545	$543,015	$499,365
Selling, general, and administrative expenses not allocated at segment level	84,938	169,024	266,093	269,123
Depreciation and amortization	50,608	50,774	149,601	151,324
Operating income (loss)	56,840	(52,253)	127,321	78,918
Loss on extinguishment of debt	—	—	12,726	—
Interest expense, net	56,061	83,678	173,520	241,539
Income (loss) before income taxes	$779	$(135,931)	$(58,925)	$(162,621)

15. Common Stock, Preferred Stock, and Share-Based Compensation

Common Stock and Preferred Stock

The Company’s Board of Directors approved a 15.7027-for-one stock split of the Company’s common stock on January 24, 2024. The stock split became effective on January 25, 2024. The par value per share of the Company’s common stock remained unchanged at $0.01 per share, and the authorized shares of the Company’s common stock increased from 8,750,000 to 137,398,625. Upon completion of the IPO Offerings in January 2024, the Company's Board of Directors approved an amendment to our articles of incorporation to authorize 1,500,000,000 and 250,000,000 shares of common stock and preferred stock, respectively, each with a par value of $0.01 per share.

Share-Based Compensation

Upon completion of the IPO and included in the results for the three and nine months ended September 30, 2024, the Company recognized $14.4 million and $35.8 million of costs related to new equity awards granted to management and certain other full-time employees under the 2024 Equity Incentive Plan. Additionally, the performance condition was satisfied for the Tier I and Tier II performance-vesting options under the 2017 Stock Plan upon completion of the IPO, which resulted in the vesting of Tier I performance-vesting options, and $15.0 million of previously unrecognized share-based compensation expense being recognized in the nine months ended September 30, 2024.

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

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

Third Quarter of 2024 Key Highlights

•
Completed three acquisitions within our Provider Services segment

Financial Performance Highlights: Third Quarter of 2024 Compared to Third Quarter of 2023

•
Revenue grew by $650.3 million, or 28.8% to $2.9 billion
•
Pharmacy Solutions segment revenue grew by $592.5 million, or 35.4%, to $2.3 billion
•
Provider Services segment revenue grew by $57.7 million, or 9.9%, to $641.1 million
•
Net loss decreased by $121.1 million from $130.1 million to $9.0 million
•
Adjusted EBITDA(1) increased by $20.5 million, or 15.7%, to $151.0 million
•
Pharmacy Solutions segment EBITDA increased by $13.1 million, or 15.2%, to $99.2 million
•
Provider Services segment EBITDA grew by $11.8 million, or 14.4%, to $93.2 million
•
Loss per share decreased by $0.14 from $0.18 to $0.04
•
Adjusted EPS(1) increased by $0.19 from $(0.08) to $0.11

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$2,265.7	77.9%	$1,673.1	74.1%	$6,357.2	77.4%	$4,737.0	73.4%
Provider Services	641.1	22.1%	583.4	25.9%	1,856.5	22.6%	1,714.6	26.6%
Consolidated	$2,906.8	100.0%	$2,256.5	100.0%	$8,213.7	100.0%	$6,451.6	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 12% of total Company revenue for the three and nine months ended September 30, 2024, respectively, compared to 14% for the three and nine months ended September 30, 2023.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 52% and 46% of total Company revenues for the three and nine months ended September 30, 2024, respectively, compared to 53% and 47% for the three and nine months ended September 30, 2023, respectively. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended September 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	18.5%	5.3%	0.0%	0.6%	14.0%	18.8%	0.5%	57.7%
Home and Community Pharmacy	2.8%	2.1%	4.9%	0.0%	0.0%	9.6%	0.8%	20.2%
Pharmacy Solutions	21.3%	7.4%	4.9%	0.6%	14.0%	28.4%	1.3%	77.9%
Home Health Care	0.2%	2.4%	3.9%	0.1%	1.2%	—	1.3%	9.1%
Community and Rehab Care	1.5%	9.6%	0.0%	0.0%	0.0%	—	1.9%	13.0%
Provider Services	1.7%	12.0%	3.9%	0.1%	1.2%	—	3.2%	22.1%
Consolidated	23.0%	19.4%	8.8%	0.7%	15.2%	28.4%	4.5%	100.0%

	For the Three Months Ended September 30, 2023
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	17.1%	5.1%	0.0%	0.8%	17.4%	10.9%	0.9%	52.2%
Home and Community Pharmacy	2.0%	2.4%	6.1%	0.0%	0.0%	10.5%	0.9%	21.9%
Pharmacy Solutions	19.1%	7.5%	6.1%	0.8%	17.4%	21.4%	1.8%	74.1%
Home Health Care	0.5%	3.0%	4.6%	0.2%	0.7%	—	1.5%	10.5%
Community and Rehab Care	1.3%	11.9%	0.0%	0.0%	0.0%	—	2.2%	15.4%
Provider Services	1.8%	14.9%	4.6%	0.2%	0.7%	—	3.7%	25.9%
Consolidated	20.9%	22.4%	10.7%	1.0%	18.1%	21.4%	5.5%	100.0%

	For the Nine Months Ended September 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	18.1%	5.2%	0.0%	0.6%	13.6%	19.3%	0.7%	57.5%
Home and Community Pharmacy	2.5%	2.1%	4.9%	0.0%	0.0%	9.3%	1.1%	19.9%
Pharmacy Solutions	20.6%	7.3%	4.9%	0.6%	13.6%	28.6%	1.8%	77.4%
Home Health Care	0.3%	2.5%	4.0%	0.2%	1.0%	—	1.3%	9.3%
Community and Rehab Care	1.5%	9.9%	0.0%	0.0%	0.0%	—	1.9%	13.3%
Provider Services	1.8%	12.4%	4.0%	0.2%	1.0%	—	3.2%	22.6%
Consolidated	22.4%	19.7%	8.9%	0.8%	14.6%	28.6%	5.0%	100.0%

	For the Nine Months Ended September 30, 2023
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	16.8%	4.9%	0.0%	0.7%	15.0%	13.0%	1.0%	51.4%
Home and Community Pharmacy	1.6%	2.5%	6.4%	0.0%	0.0%	10.5%	1.0%	22.0%
Pharmacy Solutions	18.4%	7.4%	6.4%	0.7%	15.0%	23.5%	2.0%	73.4%
Home Health Care	0.4%	3.1%	4.7%	0.2%	0.7%	—	1.5%	10.6%
Community and Rehab Care	1.4%	12.1%	0.0%	0.0%	0.0%	—	2.5%	16.0%
Provider Services	1.8%	15.2%	4.7%	0.2%	0.7%	—	4.0%	26.6%
Consolidated	20.2%	22.6%	11.1%	0.9%	15.7%	23.5%	6.0%	100.0%

See Note 2 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three and nine months ended September 30, 2024 and 2023.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by approximately 12% and 15%, respectively, in the third fiscal quarter of 2024 compared to the third fiscal quarter of 2023. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

We typically identify and open new locations within proximity of an existing location as we leverage existing market knowledge and presence to expand in target markets, regions, and states. Our internal support resources in real estate, purchasing, IT, credentialing, payor contracting, HR, and sales and marketing, along with our Project Management Office, help to support and manage de novo locations from start to opening. We expect to continue to selectively and strategically expand our footprint within the United States and extend our service offerings to our patients and for customers, referral sources, and payors. We believe de novo investments facilitate more integrated care capability and are a meaningful organic growth driver for the Company.

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

We used the proceeds received from the IPO Offerings (i) to repay all indebtedness outstanding under the Second Lien Facility, (ii) to repay all indebtedness outstanding under the Revolving Credit Facility, (iii) to repay $343.3 million outstanding aggregate amount under the First Lien Facility, and (iv) to pay certain expenses in the offering. We have used and intend to use the remaining proceeds for general corporate purposes. Additionally, we will pay $22.7 million of termination fees in connection with the termination of our monitoring agreement with our controlling stockholders, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (together with KKR, the “Managers”) (the “Monitoring Agreement”). The Company will pay these fees during the fourth fiscal quarter of 2024.

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

Factors Affecting Results of Operations and Comparability

Quality Incentive Payment

As discussed under Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2023, the Company was eligible to receive incentive payments in connection with a payor contract based on the Company's Net Promoter Score (“NPS”) achieved from surveys performed directly by the payor. During the second fiscal quarter of 2023, our Infusion and Specialty Pharmacy services earned a quality incentive payment (“QIP”) of approximately $30 million. The Company did not receive a QIP during the nine months ended September 30, 2024. The QIP program has reached its conclusion.

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024. See Note 10 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q.

Update on the Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services declared the COVID-19 pandemic is no longer a public health emergency. New variants could affect our operations for an extended period; however, at this time we cannot confidently forecast the duration or the ultimate financial impact on our operations, should such an impact occur. In the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, the Company received no funds from the Provider Relief Fund (“PRF”) and recognized no income related to the program. The Company received and recognized into income $18.8 million from the PRF for the nine months ended September 30, 2023. The income recognized was offset directly by the expenses incurred within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations, which resulted in no net financial impact to the Company.

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

Income Tax Expense (Benefit). Our provision for income taxes is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended September 30,
			Change
	2024	2023	Amount	%
Revenues:
Products	$2,265,697	$1,673,152	$592,545	35.4%
Services	641,126	583,377	57,749	9.9%
Total revenues	2,906,823	2,256,529	650,294	28.8%
Cost of goods	2,077,121	1,509,845	567,276	37.6%
Cost of services	421,590	388,388	33,202	8.5%
Gross profit	408,112	358,296	49,816	13.9%
Selling, general, and administrative expenses	351,272	410,549	(59,277)	(14.4)%
Operating income (loss)	56,840	(52,253)	109,093	n.m.
Interest expense, net	56,061	83,678	(27,617)	(33.0)%
Income (loss) before income taxes	779	(135,931)	136,710	n.m.
Income tax expense (benefit)	9,760	(5,807)	15,567	n.m.
Net loss	$(8,981)	$(130,124)	$121,143	n.m.
Adjusted EBITDA (1)	$151,017	$130,504	$20,513	15.7%

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

Revenues

Revenues were $2,906.8 million for the three months ended September 30, 2024, as compared with $2,256.5 million for the three months ended September 30, 2023, an increase of $650.3 million or 28.8%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $2,077.1 million for the three months ended September 30, 2024, as compared with $1,509.8 million for the three months ended September 30, 2023, an increase of $567.3 million or 37.6%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $421.6 million for the three months ended September 30, 2024, as compared with $388.4 million for the three months ended September 30, 2023, an increase of $33.2 million or 8.5%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $351.3 million for the three months ended September 30, 2024, as compared with $410.5 million for the three months ended September 30, 2023, a decrease of $59.3 million or 14.4%. The decrease primarily resulted from the following segment activity and factors:

•
an increase of $22.4 million, or 5.5% growth on consolidated 2023 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $14.4 million, or 3.5% growth on consolidated 2023 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management and certain full-time employees in conjunction with the IPO;
•
an increase of $12.0 million, or 2.9% growth on consolidated 2023 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year; offset by,
•
a decrease of $108.1 million, or 26.3%, decline on consolidated 2023 selling, general, and administrative expenses, due to the settlement and changes in estimate of legal settlements and defense costs related to certain historical PharMerica litigation matters, which includes the Silver matter. See Note 10 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes.

Interest Expense, net

Interest expense, net was $56.1 million for the three months ended September 30, 2024, as compared with $83.7 million for the three months ended September 30, 2023, a decrease of $27.6 million or 33.0%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period and a $0.6 million increase in interest income related to cash flow hedges of interest rate risk, from $9.2 million of interest income for the three months ended September 30, 2023 to $9.8 million for the three months ended September 30, 2024.

Income Tax Expense (Benefit)

Income tax expense was $9.8 million for the three months ended September 30, 2024, as compared to an income tax benefit of $5.8 million for the three months ended September 30, 2023, an increase of $15.6 million. The increase in the income tax expense is attributable to an increase in the effective tax rate for the three months ended September 30, 2024 of 1,252.9% compared to 4.3% for the three months ended September 30, 2023. The increase in the effective tax rate is primarily due to the impact of the year-to-date cumulative adjustment of the third fiscal quarter of 2024 estimated effective tax rate on near break-even pre-tax book income for the quarter.

Net Loss

Net loss was $9.0 million for the three months ended September 30, 2024, as compared with $130.1 million for the three months ended September 30, 2023, a decrease of $121.1 million. The decrease in the net loss is primarily attributable to the aforementioned decrease in interest expense, net and legal settlement and defense costs.

Adjusted EBITDA (1)

Adjusted EBITDA was $151.0 million for the three months ended September 30, 2024, as compared with $130.5 million for the three months ended September 30, 2023, an increase of $20.5 million or 15.7%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $24.8 million, or 19.0% growth on consolidated 2023 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $4.3 million, or 3.3% decline on consolidated 2023 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Nine Months Ended September 30,
			Change
	2024	2023	Amount	%
Revenues:
Products	$6,357,223	$4,736,993	$1,620,230	34.2%
Services	1,856,448	1,714,638	141,810	8.3%
Total revenues	8,213,671	6,451,631	1,762,040	27.3%
Cost of goods	5,815,981	4,226,075	1,589,906	37.6%
Cost of services	1,231,154	1,160,477	70,677	6.1%
Gross profit	1,166,536	1,065,079	101,457	9.5%
Selling, general, and administrative expenses	1,039,215	986,161	53,054	5.4%
Operating income	127,321	78,918	48,403	61.3%
Loss on extinguishment of debt	12,726	—	12,726	n.m.
Interest expense, net	173,520	241,539	(68,019)	(28.2)%
Loss before income taxes	(58,925)	(162,621)	103,696	n.m.
Income tax benefit	(23,000)	(12,987)	(10,013)	n.m.
Net loss	$(35,925)	$(149,634)	$113,709	n.m.
Adjusted EBITDA (1)	$420,657	$395,209	$25,448	6.4%

* n.m.: not meaningful

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $8,213.7 million for the nine months ended September 30, 2024, as compared with $6,451.6 million for the nine months ended September 30, 2023, an increase of $1,762.0 million or 27.3%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $5,816.0 million for the nine months ended September 30, 2024, as compared with $4,226.1 million for the nine months ended September 30, 2023, an increase of $1,589.9 million or 37.6%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $1,231.2 million for the nine months ended September 30, 2024, as compared with $1,160.5 million for the nine months ended September 30, 2023, an increase of $70.7 million or 6.1%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,039.2 million for the nine months ended September 30, 2024, as compared with $986.2 million for the nine months ended September 30, 2023, an increase of $53.1 million or 5.4%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $46.8 million, or 4.7% growth on consolidated 2023 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $43.7 million, or 4.5% growth on consolidated 2023 selling, general, and administrative expenses, as a result of our IPO Offerings and are therefore not expected to reoccur. These expenses include $22.7 million of termination fees we will pay to the Managers in connection with the termination of our Monitoring Agreement; $15.0 million of previously unrecognized non-cash share-based compensation expense related to performance-vesting options, a portion of which vested upon the IPO; and $6.0 million of non-capitalizable offering costs;
•
an increase of $35.8 million, or 3.6% growth on consolidated 2023 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management and certain full-time employees in conjunction with the IPO;
•
an increase of $26.6 million, or 2.7% growth on consolidated 2023 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year; offset by,
•
a decrease of $99.8 million, or 10.1%, decline on consolidated 2023 selling, general, and administrative expenses, due to the settlement and changes in estimate of legal settlements and defense costs related to certain historical PharMerica litigation matters, which includes the Silver matter. See Note 10 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2024, we used proceeds from the IPO Offerings to repay the Second Lien on January 30, 2024 and, as a result, incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recognized for the nine months ended September 30, 2023.

Interest Expense, net

Interest expense, net was $173.5 million for the nine months ended September 30, 2024, as compared with $241.5 million for the nine months ended September 30, 2023, a decrease of $68.0 million or 28.2%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period and a $7.0 million increase in interest income related to cash flow hedges of interest rate risk from $21.9 million of interest income for the nine months ended September 30, 2023 to $28.9 million for the nine months ended September 30, 2024. The Company's outstanding term debt decreased in the first fiscal quarter of 2024 due to the paydowns on our term debt using proceeds from the IPO Offerings.

Income Tax Benefit

Income tax benefit was $23.0 million for the nine months ended September 30, 2024, as compared to $13.0 million for the nine months ended September 30, 2023, an increase of $10.0 million. The increase in the income tax benefit is attributable to an increase in the effective tax rate for the nine months ended September 30, 2024 of 39.0% compared to 8.0% for the nine months ended September 30, 2023. The increase in the effective tax rate is primarily due to limitations on the deductibility of certain executive compensation that now apply to the Company upon completion of its IPO in January 2024, as well as the discrete tax benefit recognized in the period related to the Silver matter that was finalized during the second fiscal quarter of 2024. During 2023, the Company's effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of the unfavorable impact of the Silver legal settlement, which was not expected to be deductible for tax purposes at that time. See Note 10 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for additional information on the matter.

Net Loss

Net loss was $35.9 million for the nine months ended September 30, 2024, as compared with $149.6 million for the nine months ended September 30, 2023, a decrease of $113.7 million. Net loss for 2024 includes the aforementioned $43.7 million of expense related to non-recurring costs directly associated with the IPO Offerings. Additionally, the Company incurred a write-off of $12.7 million of unamortized debt issuance costs upon the extinguishment of the Second Lien and $43.5 million of non-cash share-based compensation expense related to new equity awards granted to management and certain full-time employees in connection with the IPO Offerings. The increase in expenses is offset by the aforementioned decrease in interest expense, net and legal settlement and defense costs, increase in revenues, and increase in income tax benefit. When excluding the approximately $30 million QIP received in 2023, net loss decreased by $143.9 million compared to a net loss of $179.8 million in 2023.

Adjusted EBITDA (1)

Adjusted EBITDA was $420.7 million for the nine months ended September 30, 2024, as compared with $395.2 million for the nine months ended September 30, 2023, an increase of $25.4 million or 6.4%. When excluding the approximately $30 million QIP received in 2023, Adjusted EBITDA increased $55.7 million or 15.3%. The increase of $25.4 million primarily resulted from the following segment activity and factors:

•
an increase of $40.0 million, or 10.1% growth on consolidated 2023 Adjusted EBITDA, as a result of growth in our Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
an increase of $3.6 million, or 0.9% growth on consolidated 2023 Adjusted EBITDA, as a result of a growth in our Pharmacy Solutions segment. See additional discussion in “—Segment Results of Operations” below; and,
o
When excluding the approximately $30 million QIP received in 2023, consolidated Adjusted EBITDA related to the Pharmacy Solutions segment increased 9.3% compared to consolidated Adjusted EBITDA of $365.0 million in 2023.
•
a decrease of $18.2 million, or 4.6% decline on consolidated 2023 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth, for the periods indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$2,265,697	$1,673,152	$592,545	35.4%
Cost of goods	2,077,121	1,509,845	567,276	37.6%
Gross profit	188,576	163,307	25,269	15.5%
Selling, general, and administrative expenses	117,336	106,598	10,738	10.1%
Segment operating income	$71,240	$56,709	$14,531	25.6%
Segment EBITDA	$99,153	$86,083	$13,070	15.2%

Business Metrics:
Prescriptions dispensed	10,874,429	9,497,696	1,376,733	14.5%
Revenue per script	$208.35	$176.16	$32.19	18.3%
Gross profit per script	$17.34	$17.19	$0.15	0.9%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $2,265.7 million for the three months ended September 30, 2024, as compared with $1,673.2 million for the three months ended September 30, 2023, an increase of $592.5 million or 35.4%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy were $1,678.1 million for the three months ended September 30, 2024, as compared with $1,180.0 million for the three months ended September 30, 2023, an increase of $498.1 million or 42.2% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $587.6 million for the three months ended September 30, 2024, as compared with $493.2 million for the three months ended September 30, 2023, an increase of $94.4 million or 19.1% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $2,077.1 million for the three months ended September 30, 2024, as compared with $1,509.8 million for the three months ended September 30, 2023, an increase of $567.3 million or 37.6%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $188.6 million for the three months ended September 30, 2024, as compared with $163.3 million for the three months ended September 30, 2023, an increase of $25.3 million or 15.5%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended September 30, 2024 was 8.3% compared to 9.8% for the three months ended September 30, 2023. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $117.3 million for the three months ended September 30, 2024, as compared with $106.6 million for the three months ended September 30, 2023, an increase of $10.7 million or 10.1%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $99.2 million for the three months ended September 30, 2024, as compared with $86.1 million for the three months ended September 30, 2023, an increase of $13.1 million or 15.2%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 14 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth, for the periods indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$6,357,223	$4,736,993	$1,620,230	34.2%
Cost of goods	5,815,981	4,226,075	1,589,906	37.6%
Gross profit	541,242	510,918	30,324	5.9%
Selling, general, and administrative expenses	341,803	319,386	22,417	7.0%
Segment operating income	$199,439	$191,532	$7,907	4.1%
Segment EBITDA	$281,823	$278,211	$3,612	1.3%

Business Metrics:
Prescriptions dispensed	30,849,121	27,799,901	3,049,220	11.0%
Revenue per script	$206.07	$170.40	$35.67	20.9%
Gross profit per script	$17.54	$18.38	$(0.84)	(4.6)%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $6,357.2 million for the nine months ended September 30, 2024, as compared with $4,737.0 million for the nine months ended September 30, 2023, an increase of $1,620.2 million or 34.2%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy were $4,729.8 million for the nine months ended September 30, 2024, as compared with $3,331.2 million for the nine months ended September 30, 2023, an increase of $1,398.6 million or 42.0% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $1,627.4 million for the nine months ended September 30, 2024, as compared with $1,405.8 million for the nine months ended September 30, 2023, an increase of $221.6 million or 15.8% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $5,816.0 million for the nine months ended September 30, 2024, as compared with $4,226.1 million for the nine months ended September 30, 2023, an increase of $1,589.9 million or 37.6%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $541.2 million for the nine months ended September 30, 2024, as compared with $510.9 million for the nine months ended September 30, 2023, an increase of $30.3 million or 5.9%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins, partially offset the QIP received in 2023 for which there was no comparable in 2024. When excluding the approximately $30 million QIP received in 2023, gross profit increased 12.6% compared to gross profit of $480.7 million in 2023.

Gross profit margin for the nine months ended September 30, 2024 was 8.5% compared to 10.8% for the nine months ended September 30, 2023. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, an increase in the fulfillment cost per script in Home and Community Pharmacy, and the QIP received in 2023 for which there was no comparable in 2024. When excluding the aforementioned QIP, gross profit margin was 10.2% for the nine months ended September 30, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $341.8 million for the nine months ended September 30, 2024, as compared with $319.4 million for the nine months ended September 30, 2023, an increase of $22.4 million or 7.0%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $281.8 million for the nine months ended September 30, 2024, as compared with $278.2 million for the nine months ended September 30, 2023, an increase of $3.6 million or 1.3%. The increase primarily resulted from aforementioned revenue and gross profit growth in the period, partially offset by the QIP received in fiscal year 2023 that was not received in the comparable year. When excluding the approximately $30 million QIP received in 2023, segment EBITDA increased 13.6% compared to segment EBITDA of $248.0 million in 2023. See Note 14 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$641,126	$583,377	$57,749	9.9%
Cost of services	421,590	388,388	33,202	8.5%
Gross profit	219,536	194,989	24,547	12.6%
Selling, general, and administrative expenses	141,214	130,975	10,239	7.8%
Segment operating income	$78,322	$64,014	$14,308	22.4%
Segment EBITDA	$93,233	$81,462	$11,771	14.4%

Business Metrics:
Home Health Care average daily census	46,583	40,124	6,459	16.1%
Community and Rehab Care persons served	16,683	16,716	(33)	(0.2)%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $641.1 million for the three months ended September 30, 2024, as compared with $583.4 million for the three months ended September 30, 2023, an increase of $57.7 million or 9.9%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care were $265.3 million for the three months ended September 30, 2024, as compared with $234.2 million for the three months ended September 30, 2023, an increase of $31.1 million or 13.3%. Revenues attributable to Community and Rehab Care were $375.8 million for the three months ended September 30, 2024, as compared with $349.2 million for the three months ended September 30, 2023, an increase of $26.6 million or 7.6%.

Cost of Services

Cost of services was $421.6 million for the three months ended September 30, 2024, as compared with $388.4 million for the three months ended September 30, 2023, an increase of $33.2 million or 8.5%. The increase primarily resulted from the aforementioned revenue growth, larger growth in Home Health Care as compared to Community and Rehab Care, as well as included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $219.5 million for the three months ended September 30, 2024, as compared with $195.0 million for the three months ended September 30, 2023, an increase of $24.5 million or 12.6%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $141.2 million for the three months ended September 30, 2024, as compared with $131.0 million for the three months ended September 30, 2023, an increase of $10.2 million or 7.8%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $93.2 million for the three months ended September 30, 2024, as compared with $81.5 million for the three months ended September 30, 2023, an increase of $11.8 million or 14.4%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 14 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$1,856,448	$1,714,638	$141,810	8.3%
Cost of services	1,231,154	1,160,477	70,677	6.1%
Gross profit	625,294	554,161	71,133	12.8%
Selling, general, and administrative expenses	412,198	387,862	24,336	6.3%
Segment operating income	$213,096	$166,299	$46,797	28.1%
Segment EBITDA	$261,192	$221,154	$40,038	18.1%

Business Metrics:
Home Health Care average daily census	44,593	39,350	5,243	13.3%
Community and Rehab Care persons served	16,697	16,695	2	0.0%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $1,856.4 million for the nine months ended September 30, 2024, as compared with $1,714.6 million for the nine months ended September 30, 2023, an increase of $141.8 million or 8.3%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenue attributable to Home Health Care were $761.1 million for the nine months ended September 30, 2024, as compared with $681.8 million for the nine months ended September 30, 2023, an increase of $79.3 million or 11.6%. Revenue attributable to Community and Rehab Care were $1,095.4 million for the nine months ended September 30, 2024, as compared with $1,032.9 million for the nine months ended September 30, 2023, an increase of $62.5 million or 6.1%.

Cost of Services

Cost of services was $1,231.2 million for the nine months ended September 30, 2024, as compared with $1,160.5 million for the nine months ended September 30, 2023, an increase of $70.7 million or 6.1%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $625.3 million for the nine months ended September 30, 2024, as compared with $554.2 million for the nine months ended September 30, 2023, an increase of $71.1 million or 12.8%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $412.2 million for the nine months ended September 30, 2024, as compared with $387.9 million for the nine months ended September 30, 2023, an increase of $24.3 million or 6.3%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $261.2 million for the nine months ended September 30, 2024, as compared with $221.2 million for the nine months ended September 30, 2023, an increase of $40.0 million or 18.1%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 14 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters, two of which are being finalized as of September 30, 2024, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with these historical PharMerica cases including the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS are not measures of financial performance under U.S. GAAP and should be considered in addition to, and not as a substitute for, net income (loss), diluted EPS or other financial measures performed in accordance with U.S. GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(8,981)	$(130,124)	$(35,925)	$(149,634)
Income tax expense (benefit)	9,760	(5,807)	(23,000)	(12,987)
Interest expense, net	56,061	83,678	173,520	241,539
Depreciation and amortization	50,608	50,774	149,601	151,324
EBITDA	$107,448	$(1,479)	$264,196	$230,242
Non-cash share-based compensation (1)	15,210	825	55,194	2,100
Acquisition, integration, and transaction-related costs (2)	11,767	6,319	25,331	13,754
Restructuring and divestiture-related and other costs (3)	6,672	4,527	28,065	16,172
Legal costs and settlements (4)	8,920	117,042	21,886	121,706
Significant projects (5)	1,000	1,935	2,604	6,899
Management fee (6)	—	1,383	23,381	4,248
Unreimbursed COVID-19 related costs	—	(48)	—	88
Total adjustments	$43,569	$131,983	$156,461	$164,967
Adjusted EBITDA	$151,017	$130,504	$420,657	$395,209

(1)
Represents non-cash share-based compensation to certain members of our management and full-time employees. The three and nine months ended September 30, 2024 includes $14.4 million and $35.8 million of costs, respectively, related to new equity awards granted upon the completion of our IPO under the 2024 Equity Incentive Plan. The nine months ended September 30, 2024 includes $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, a portion of which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation; costs associated with the integration of acquisitions, including any facility consolidation, integration travel, or severance; and costs associated with other planned, completed, or terminated non-routine transactions. The three months ended September 30, 2024 includes acquisition and integration related costs of $7.5 million, earn-out adjustments from previous acquisitions of $0.9 million, and other non-routine transaction costs of $2.9 million, as compared to acquisition and integration related costs of $3.7 million and other non-routine transaction costs of $0.9 million for the three months ended September 30, 2023. These costs also included $0.5 million and $6.0 million of costs related to the IPO Offerings which were not capitalizable for the three and nine months ended September 30, 2024, respectively, compared to $1.7 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.
(3)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs included $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the nine months ended September 30, 2024. These costs also included $1.8 million and $3.7 million of intangible asset and other non-cash investment impairment for the three and nine months ended September 30, 2024, respectively, as compared to $1.4 million and $7.4 million for the three and nine months ended September 30, 2023, respectively.
(4)
Represents settlement and defense costs associated with certain historical PharMerica litigation matters, including the Silver matter, all of which are expected to be completed in 2024. See Note 10 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for additional information.
(5)
Represents costs associated with certain transformational projects and for the periods presented primarily included general ledger system implementation and pharmacy billing system implementation, which both completed in the second fiscal quarter of 2024; and ransomware attack response costs. Ransomware attack response costs were $1.0 million for the three and nine months ended September 30, 2024, compared to $0.6 million and $3.1 million for the three and nine months ended September 30, 2023, respectively.
(6)
Represents annual management fees payable to the Managers under the Monitoring Agreement through the date of the IPO, and $22.7 million of termination fees resulting from the Monitoring Agreement being terminated upon completion of the IPO Offerings. All management fees have ceased following the completion of the IPO.

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Diluted EPS	$(0.04)	$(1.11)	$(0.18)	$(1.26)
Non-cash share-based compensation (1)	0.07	0.01	0.28	0.02
Acquisition, integration, and transaction-related costs (1)	0.06	0.05	0.13	0.11
Restructuring and divestiture-related and other costs (1)	0.03	0.04	0.14	0.13
Legal costs and settlements (1)	0.04	0.93	0.11	0.96
Significant projects (1)	—	0.02	0.01	0.05
Management fee (1)	—	0.01	0.12	0.03
Unreimbursed COVID-19 related costs (1)	—	—	—	—
Income tax impact on adjustments (2)(3)	(0.05)	(0.03)	(0.27)	(0.10)
Adjusted EPS	$0.11	$(0.08)	$0.34	$(0.06)

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net loss per share	198,491	117,864	190,541	117,871
Weighted average common shares outstanding used in calculating diluted Non-GAAP earnings (loss) per share	208,694	126,346	199,930	126,428
(1)
This adjustment reflects the per share impact of the adjustment reflected within the definition of Adjusted EBITDA.
(2)
The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.
(3)
For the nine months ended September 30, 2024, the income tax impact on adjustments is inclusive of a discrete tax benefit related to the Silver matter that was finalized in connection with the signing of the settlement agreement during the second fiscal quarter of 2024.

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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2024	2023
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$50,700	$74,800
Borrowings (repayments) of the Revolving Credit Facility, net	46,400	(24,100)
Ending Revolving Credit Facility balance	$97,100	$50,700
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$530,000
Less: outstanding Revolving Credit Facility balance	(97,100)	(50,700)
Less: outstanding letters of credit subject to LC Sublimit	—	(6,632)
Less: outstanding letters of credit under the LC Facility	(62,016)	(54,279)
End of period Revolving Credit Facility and LC Facility availability	380,884	418,389
End of period cash balance	35,973	13,071
Total Liquidity, end of period	$416,857	$431,460

Cash Flow Activity

Nine Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Nine Months Ended September 30,
	2024	2023	Variance
Net cash (used in) provided by operating activities	$(66,838)	$48,383	$(115,221)
Net cash used in investing activities	$(124,457)	$(117,411)	$(7,046)
Net cash provided by financing activities	$214,197	$67,041	$147,156

Operating Activities

Net cash used in operating activities was $66.8 million for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $48.4 million for the nine months ended September 30, 2023. The change was primarily due to the following:

•
an increase of $114.0 million in cash outflows for the payments of legal settlements including the Silver matter in 2024;
•
an increase of $30.0 million in cash outflows for direct and indirect remuneration fees paid;
•
a decrease of approximately $30 million of cash inflows related to the QIP received in 2023 that was not received in 2024;
•
a decrease of $18.8 million of cash inflows for the PRF general distribution which was received in 2023, as compared to no PRF general distribution in 2024;
•
a decrease of $61.0 million in cash outflows for interest, net primarily as a result of paydowns, extinguishments and modifications of debt utilizing proceeds from the IPO Offerings; and
•
a decrease of $11.3 million in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities increased by $7.1 million, from $117.4 million in the nine months ended September 30, 2023 to $124.5 million in the nine months ended September 30, 2024. The increase was primarily due to a $8.9 million increase in purchases of property and equipment in 2024 compared to 2023 and a decrease of $2.7 million cash paid for acquisitions in 2024 compared to 2023.

Financing Activities

Net cash provided by financing activities was $214.2 million for the nine months ended September 30, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, net borrowings on our Revolving Credit Facility of

$46.4 million, partially offset by extinguishment of and repayments on our long-term debt of $818.6 million, payment of debt issuance costs of $43.2 million, and other financing activities.

Net cash provided by financing activities was $67.0 million for the nine months ended September 30, 2023, primarily attributable to net borrowings on our Revolving Credit Facility of $98.3 million, partially offset by repayments on our long-term debt of $22.9 million, payment of finance leases obligations of $8.6 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of September 30, 2024 and December 31, 2023.

We were in compliance with all applicable financial covenants as of September 30, 2024 and December 31, 2023.

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

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility (the “Revolver”) was $475.0 million as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the Company had $97.1 million of borrowings outstanding under the Revolver and no letters of credit reducing the available borrowing capacity to approximately $377.9 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit, reducing the available borrowing capacity to $417.7 million.

The First Lien Credit Agreement, as amended on September 17, 2024, provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of September 30, 2024, there were $62.0 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.0 million. As of December 31, 2023, the LC Facility provided for an additional $55.0 million of letter of credit commitments, and there were $54.3 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $0.7 million.

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

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancing of existing term debt on February 21, 2024 did not result in a change to the terms of the interest rate swap agreements. For the nine months ended September 30, 2024 and the year ended December 31, 2023, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $28.9 million and $31.4 million, respectively.

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

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Nine Months Ended September 30, 2024	Fiscal Year 2023
First Lien - payable to lenders at SOFR plus applicable margin	—	8.72%	$—	$1,719,360	$21,217	$146,167
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	8.97%	—	1,189,975	15,106	104,190
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	8.50%	—	2,553,170	—	136,021	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	13.97%	—	450,000	5,239	62,012
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	8.50%	9.59%	—	50,000	387	3,988
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	10.25%	11.75%	97,100	700	7,625	12,243
Amortizing Notes			59,077	—	4,337	—
Notes payable and other			19,413	4,356	93	2
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(16,505)	(4,009)
Total debt			$2,728,760	$3,414,391	$173,520	$324,593
Less: debt issuance costs, net			71,370	50,177
Total debt, net of debt issuance costs			2,657,390	3,364,214
Less: current portion of long-term debt			48,853	32,273
Total long-term debt, net of current portion			$2,608,537	$3,331,941

Our Company leverage, as calculated under our First Lien Credit Agreement and the Second Lien Credit Agreement, was 4.39x and 5.86x at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, our debt outstanding was $2.7 billion and we had three interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would increase our net loss and decrease our cash flows by $6.5 million on an annual basis based upon our borrowing level at September 30, 2024. The market risks associated with our debt obligations as of September 30, 2024 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 5 within the unaudited condensed consolidated financial statements and related notes, in the Quarterly Report on Form 10-Q for additional information on our debt obligations and derivative instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Joinder Agreement and Amendment No. 8, dated as of September 17, 2024, by and among Credit Agricole Corporate and Investment Bank, Phoenix Guarantor Inc., Phoenix Intermediate Holdings Inc., each 2020 Additional Revolving Credit Lender, each 2020 Letter of Credit Issuer, and Morgan Stanley Senior Funding, Inc., as Administrative Agent.

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

BrightSpring Health Services, Inc.

Date: November 1, 2024	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Jim Mattingly
Jim Mattingly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2024	By:	/s/ Jennifer Phipps
Jennifer Phipps
Chief Accounting Officer
(Principal Accounting Officer)