Form 10-K
period 2024-12-31
BrightSpring Health Services, Inc.
filed 2025-03-06
CIK 1865782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

s

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of Registrant's common stock are affiliates for the purpose of this calculation) as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $620 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the Nasdaq Stock Market).

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2025 was 174,973,806.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed within 120 days of December 31, 2024 with the Securities and Exchange Commission in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
“First Lien Facilities” mean, collectively, the First Lien Term Loan Facility, the Revolving Credit Facility, and the LC Facility;
•
“First Lien Term Loan Facility” means, collectively, the Initial Term Loans, the Tranche B-2 Term Loans, the Tranche B-3 Term Loans, the Tranche B-4 Term Loans, and the Tranche B-5 Term Loans, which are collectively described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”;
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

i

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

i

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
•
KKR Stockholder controls us and its interests may conflict with yours in the future;
•
our substantial indebtedness of approximately $2.7 billion as of December 31, 2024; and

ii

•
we are a “controlled company” within the meaning of the rules of Nasdaq and the rules of the SEC and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

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

iii

PART I

Item 1. Business

Who We Are

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 450,000 patients daily through our approximately 11,000 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

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
•
Effectively serving complex patients in the home and community setting – With over 40 years of experience caring for “must-serve” client and patient populations, we deliver care in preferred and lower-cost settings with strong quality results. Our services reduce cost by providing care for many of these individuals in non-institutional home and community settings and reducing hospitalizations. For example, across our pharmacies, we achieve 99.99% order accuracy and 98.63% order completeness, “excellent” and “world class” NPS, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 97% patient satisfaction in our outpatient rehab services, an 85% overall rating of care in hospice, and, as reported by the Agency for Healthcare

Research and Quality, hospitalizations that are 35% lower than the national average in our home-based primary care. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 359 days a year at home on average. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients.
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

We are one of the largest independent providers of home and community-based health services in the United States, offering skilled, complementary, integrated, and impactful health care solutions. Almost all of the clients and patients that we serve have chronic conditions and the vast majority of them receive their services on a recurring basis over long periods of time. In our pharmacy business, patients have an average of nine prescriptions at a given time and are supported by our local pharmacy model that delivers daily services, often within an hour or two, from over 180 pharmacies, infusion centers, and specialty oncology locations across all 50 states. We have specifically focused on and built a fast, local, and “white-glove” delivery model that is supported by expert clinical teams in the field, which fulfilled over 41 million prescriptions in 2024 across customer and patient settings and types. Patients who receive our provider services average six chronic conditions per patient, and we delivered approximately 19 million hours of quality and compassionate care in 2024 to home health, hospice, rehab, and home care patients and clients. Combined, our daily pharmacy and provider services are delivered from and to approximately 11,300 office, clinic, and customer locations across the country, with over 450,000 patients serviced at any one time, including approximately 300,000 patients served in their homes at any one time.

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

Furthermore, scale is important in the industries and service areas that we participate in, for numerous reasons, including realizing economies of scale, for example in purchasing, technology, and related to fixed expenses, leveraging best practices and quality and operational oversight of the service lines, in payor contracting, being able to invest in attractive growth areas, and driving value through revenue, quality, and operational and cost synergies post acquisitions. Our service capabilities extend across all 50 states in the United States, with co-location of our pharmacy and provider services in 40 states. We deliver a higher proportion of services in select regions with favorable demographics and regulatory environments, with approximately 47% of our revenue in 10 states for the year ended December 31, 2024. Our services are organized and managed through two reportable segments: Pharmacy Solutions and Provider Services.

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

Pharmacy Solutions

We opportunistically provide pharmacy services when and where demanded and as required to customers and patients in their homes and communities, often in coordination with our provider services. The Company filled over 41 million prescriptions in 2024 from over 180 pharmacies across all 50 states, with services delivered to approximately 7,100 customer locations, more than 60,000 individual or group homes, and over 400,000 patients, all through over 4,700 unique customer and payor contracts. Our leading pharmacy support across customer and patient settings is achieved through a focus on medication availability and reliability, cost containment, customer staff and patient support programs, clinical and regulatory education and support, and leading customer service. Infusion and Specialty Pharmacy prescriptions and Home and Community Pharmacy prescriptions have grown at more than 22% and 11%, respectively, from December 2023 to December 2024. We have a unique opportunity to increasingly provide more pharmacy services in the future to provider patients and patients transitioning across settings of care. Almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, which we have the opportunity to further address.

Pharmacy services are a universal need and ongoing connection point across medically complex populations. Our pharmacy services delivered into homes and community settings for complex patients are extremely different as compared to retail pharmacy, with more challenging customer and patient needs and service requirements. The average Senior fills approximately 52 medication prescriptions per year, while our average pharmacy patient is usually prescribed approximately nine medications at a given time, or at least two times more than the average Senior. As a result, medication appropriateness, accuracy, and adherence are critical points of emphasis for promoting the overall long-term health and well-being of patients. Non-adherence causes approximately 40% of chronic disease treatment failures and 125,000 deaths per year in the United States. Further, non-adherence costs $100 billion annually, according to the JAMDA study. We deliver on our goals with 99.99% order accuracy and 98.63% order completeness.

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

Our customer service and quality metrics are in-line with, or better than, our peers, such as time-to-first-fill (3.6 day average turnaround time, which is significantly lower than the industry average of 9.7 day average turnaround time), overall MPR (93.3%, which is significantly higher than the generally accepted 80% threshold for compliance, which is also the threshold set forth in the Company’s Blue Cross Blue Shield guarantee), and infusion patient satisfaction scores (94.5%, which is in-line with the 95.6% national average). We offer value-add services including technology integrations and real-time analytics for both suppliers and payors. As a result of our unique capabilities in serving pharmaceutical manufacturers and biotech companies, we have exclusive or preferred relationships in specialty oncology drugs, as manufacturers select our pharmacy – exclusively or as part of a group of a few other pharmacies – to distribute and support their therapies in the market. We currently have 125 limited distribution oncology drugs in the market with an additional 18 in the pipeline still to launch, including 4 exclusive and 14 ultra-narrow drugs with limited pharmacy access. In 2020, 2021, and 2022, as a testament to our leading quality and service, we achieved “world-class” NPS scores of over 90, which also triggered quality incentive payments. The Company receives incentive payments in connection with a payor contract, which includes incentive targets based on the Company’s NPS scores achieved from surveys performed directly by the payor. During the year ended December 31, 2023, the incentive payment was approximately $30 million. The Company did not receive an incentive payment during the year ended December 31, 2024. The incentive program has reached its conclusion. Further, there are meaningful new opportunities, such as $90 billion expected by 2032 in pharmaceutical industry revenue from oncology drugs not yet launched, drugs that will become generic over the next five years, and approximately 400 drug therapies in Phase III in the Infusion and Specialty Pharmacy pipeline.

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

In addition to our very strong service delivery metrics, our pharmacy services and proprietary programs reduce drug costs to customers and patients, for example with a 99.93% generic efficiency rate (the percent of drugs dispensed as generic, when both brand and generic versions of a drug are available) and saving customers an average of $58 per therapeutic interchange. Our customers, supported by several thousand pharmacists, pharmacist consultants, and nurses, perform better than the national average, with our patients consistently outperforming non-patients on overall CMS quality measures. Moreover, we believe we have certain comparative strengths in this large and fragmented pharmacy market due to our large pharmacy scale – and associated drug purchasing capabilities and distribution reach–and robustness of proprietary and customized customer and patient support programs.

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

Provider Services

We deliver a variety of impactful and valuable provider services to high-need, chronic, and complex patients in home and community settings. These services consist of clinical and supportive care to approximately 40,000 Senior and Specialty populations today, with both census for Home Health Care services specifically, and rehab hours served, having grown approximately 9% and 13% from December 2023 to December 2024, respectively. While the clinical services that we provide have demonstrated attractive volume growth over the past several years, supportive care services have also demonstrated stability and growth due to the valuable nature of these services that address activities of daily living and social determinants of health. Many of our provider patients also receive their pharmacy services through the Company, which helps to optimize their pharmacy and medication care and needs, simplify their experience, and improve their satisfaction. Our patient personal care satisfaction score for provider services patients was

4.54 out of 5.0, per an internal survey. We believe there is greater opportunity to provide integrated services to all of our patients in the future, as almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, and, vice versa, many of the patients we serve in pharmacy have multiple provider service needs, including, for example, home-based primary care, home health, and rehab. To this end, the Company has endeavored to build out home-based primary care over the last several years to coordinate patient services.

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

Home Health Care

We provide patient-centric, highly skilled, and compassionate clinical care to Seniors and others in their homes. For Seniors and other patients recovering from surgery or illness or living with chronic diseases, we provide clinical home health care in the home. These services help patients avoid unnecessary hospitalizations, speed up recovery time, and allow people to stay and feel secure in their own homes, which they prefer. Over $40 billion in annual U.S. health care spending is attributed to hospital readmissions, and home health care can reduce 365-day post-discharge costs by more than $6,000 per patient, each per the American Journal of Medicine. We also provide physical, emotional, and spiritual comfort and support primarily for Senior patients with terminal illnesses and their families through our hospice services. Our services have also been shown to help manage end-of-life healthcare spending. Like patients receiving home health care, our interdisciplinary hospice teams tailor individualized plans for patients and their families based on a comprehensive understanding of their needs. Our hospice patients require important daily pharmacy support, which we deliver through our pharmacy services. We have an 9.3 HCI score, calculated using data from CMS provider reports for each of our providers, and we believe that our nurse-to-patient visit frequency and staffing ratio is well above industry averages, as demonstrated by the fact that across our hospice services, our average total visits per patient is 17.1 visits per month as compared to the national average of 15.6 visits per month. Additionally, on average, nursing visits per patient per month was 8.2 as compared to the national average of 6.8 visits per patient per month, which monthly average was based on a MedPac report in 2024. Additionally, for Seniors and others who require supportive care and activities of daily living support that address social determinants of health, including dietary and nutrition management and cognitive and social engagement, among others, we offer these daily or weekly services. We estimate that the average cost per day of supportive home care services is 90% less than hospital care, and as Medicare spends an average of three times more on older adults with functional limitations, we also believe that supportive care services will continue to become a focus for payors to help improve outcomes and delay or prevent unnecessary facility placement.

We are continuing to build out specialized and different primary care capabilities through our home-based primary care medical home model and platform, which we view as central to the future of optimizing patient management, including patient experiences, outcomes, and cost. Many adverse health and/or medication events can be prevented through better understanding patients’ health and risk factors by managing and treating them in the environment where they reside with primary care. In doing so, home-based primary care is more patient-centered and incorporates patients’ specific objectives and goals. Home-based primary care pro-actively addresses gaps in care and triages health events in-place, when possible, thus mitigating avoidable emergency room visits and hospitalizations. Home-based primary care coordinates care and resources for patients in pulling together previously disparate information and contact points into one place for more coordinated and informed patient care. Our primary care clinicians, including physicians we directly employ in certain states, optimize clinical and care decisions as they see and manage both Seniors and Behavioral (including I/DD) patients in senior living communities, in individual homes and in group homes, in skilled nursing and rehabilitation facilities, as well as through transitional care visits after patients leave hospitals or skilled nursing facilities. By engaging with patients more frequently and where they live, the Company’s home-based primary care can mitigate health issues before they escalate further and conduct many applicable treatments and procedures in a home or community setting. Our home-based primary care has delivered leading quality outcomes, including a hospital readmission rate 35% less than the national average and with acute, chronic, and complex patients served still able to spend 359 days per year at home, more than 7% than the Healthy Days at Home study of 6.6 million Medicare beneficiaries found, which reported that beneficiaries with three or more chronic conditions spent, on average 333.7 days at home. For I/DD patients, we have seen reductions in hospitalizations and readmissions of 44% and 84%, respectively, since beginning home-based primary care services.

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

Community and Rehab Care

Our Community and Rehab Care services provide both client-and patient-centric clinical care and supportive care to Senior and Specialty clients and patients living with age-related acute or chronic conditions, living with life-long indications (including I/DD and autism), or recovering from a catastrophic neuro event (ABI/TBI or stroke) requiring intensive therapy. These services support individuals of all ages who need various forms of expert clinical care and therapy in addition to assistance with daily skill building and living. The majority of these clients and patients receive daily pharmacy support, delivered through our pharmacy business, along with ongoing behavioral therapy consults and primary care medical care, which is increasingly being delivered through our home-based primary care practice.

We provide specialized, highly-skilled, and custom-designed rehabilitation services, including physical, speech and occupational therapy and ABA, for clients and patients of all ages with a range of injuries and conditions, including brain and spinal cord injuries, stroke, pediatric neuro conditions, and autism. Our services make a dramatic impact on the trajectory of a patient’s independence, skills, and life and significantly lower longer-term costs. Rehab patients see profound improvements in their conditions, with the Company’s outpatient rehab services receiving a 97% patient satisfaction score and approximately 97% of patients who would recommend our services. We also offer a variety of programs for individuals with I/DD through our community living services, including group homes, supported living and family living models (host homes), behavioral therapy, vocational therapy, and case management. Our programs are principally administered in individuals’ homes and are predominantly based on individual support and clinical care plans designed to encourage greater independence and manage medical conditions, as the majority of I/DD individuals have multiple chronic conditions and require eight or more medications.

On January 17, 2025, we entered into a purchase agreement with National Mentor Holding, Inc. to divest the Company's community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. The Company expects the divestiture to close in 2025, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while BrightSpring focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payor mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment the Company’s expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require BrightSpring’s needed and valuable solutions, such as home health, rehab, primary care, and hospice. The Company expects to account for this sale as a strategic shift in fiscal year 2025.

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

Operational Excellence

Operational excellence is a focus of our Company. It is a key aspect of our performance, and we believe it will be a driver of our continued growth. Our senior leadership’s attention to how we operate and manage our services and enterprise support functions is reflected in continuous improvement efforts in both volume and cost efficiency related areas for improved results. In field operations, processes and teams are empowered with clear strategies and goals and managed from the local level up through regions, with key enterprise functions such as finance and accounting, revenue cycle, information technology, quality, compliance, human resources, legal, payroll, accounts payable, communications, sales and marketing, and government relations working to support front-line and field employees and managers to be as knowledgeable and impactful as possible. In addition to large finance and human resources organizations, dedicated PMO, IMO, and Procurement teams have been in place for the last eight years and serve as control functions, as they evaluate opportunities, drive continuous improvement projects, and support the execution of critical initiatives across all business and enterprise functions in the Company.

Working collaboratively, these teams have a broad mandate and are empowered from the CEO office to support further growth and realize savings through new strategies to drive volume, people and culture enhancements, process improvements and operational efficiencies, synergy capture from acquisitions, and improved purchasing that leverages our scale. The implementation of our PMO-led continuous improvement program over the past eight years at the enterprise level has resulted in approximately $67.5 million of annual savings in 2024 (in addition to annual efficiencies and savings work throughout field operations) from improved processes and working smarter, and these efficiencies have been used to reinvest in employees (both existing employees through wages and benefits and new employees to support key strategies, innovation and infrastructure needs to further scale), quality, technology, and growth initiatives. Our cost initiatives have included various projects such as formulary product focus which then can lead to pricing improvements, delivery route optimization, and vehicle and mileage optimization among many other initiatives focused on reducing waste and improving costs in our network.

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

Quality and compliance are central to our strategies and mission. We have demonstrated leading and excellent service and customer/patient/family satisfaction scores across the organization, as referenced in prior and other sections of this Annual Report on Form 10-K. In addition to quality and compliance resources and programs in field operations, we invest over $200 million a year in people, training, auditing, signature programs, accreditations, advocacy, and technologies to support quality, compliance, and safety as part of our “Quality First” framework. We continue to invest in quality and compliance resources with 207 enterprise oversight quality and compliance team members, who conduct approximately 200 additional, deep, and next-level audits annually, in addition to ongoing audits at the field operations level. This team also completes monthly record reviews of patient charts, leveraging electronic health records. We have over 1,000 pharmacies, branches/agencies, and service locations are operated by agencies accredited by the leading, national, and third-party accreditation bodies, including ACHC, CHAP, Joint Commission, CARF, NABP, URAC, and DMEPOS. The strength of our quality outcomes has also been validated in over thirty peer-reviewed scientific publications and presentations, and our work has been cited by other authors 112 times.

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

Medicare

Medicare is a federal program that provides medical services to persons aged 65 or older and other qualified persons with disabilities or end-stage renal disease. Medicare Parts A (hospital insurance) and B (medical insurance) provide prescription drug coverage in certain circumstances, while the Part D prescription drug benefit covers many outpatient prescription drugs. For example, Medicare Part A may cover drugs for individuals in skilled nursing facilities that receive Medicare-covered skilled nursing care. Medicare Part B covers some outpatient prescription drugs and biologics provided through our pharmacy services in certain circumstances, such as injectable products administered incident to a physician service. Under the Managed Medicare program (also known as Medicare Part C, or Medicare Advantage), the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. All of our operations must comply with the extensive conditions of participation in the Medicare program in order to continue receiving Medicare reimbursement.

For our patients and clients that receive certain home health benefits, effective January 1, 2020, CMS transitioned to 30-day periods of care within each 60-day certification of patient eligibility period and implemented the Patient-Driven Groupings Model, or PDGM, as the payment model for services provided to Medicare patients with dates of service on or after January 1, 2020. The PDGM replaced the case-mix system, which used the number of visits to determine payment, and classified patients based on clinical characteristics. The intent of the PDGM is to shift toward a value-based payment system and remove the incentive to overprovide care. CMS updates the Home Health Prospective Payment System, or HH PPS, payment rates each calendar year. For calendar year 2024, HH PPS rates increased by 0.7%, which reflects a 4.1% market basket update, reduced by a multifactor productivity adjustment of 0.1% as well as permanent adjustments through authority CMS retains to achieve budget neutrality of the new PDGM system through calendar year 2026. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update.

For our Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less, these patients may elect to receive hospice benefits in lieu of standard Medicare coverage for treatment. Hospice services are paid by Medicare as a daily rate for each day a patient is enrolled in the hospice benefit. Hospice payment rates increased by 2.9% for federal fiscal year 2025, which reflects a 3.4% market basket update with a 0.5% productivity reduction. CMS requires various providers, including hospice providers, to submit quality reporting data each year. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket percentage update. Additionally, hospice companies are subject to two specific payment limit caps under the Medicare program each federal fiscal year: the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days provided to no more than 20% of the total days of hospice care provided to Medicare patients for the year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal years 2024 and 2025, the aggregate caps are $33,494.01 and $34,465.34, respectively.

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

A key strategy of the Company is effectively recruiting, attracting, onboarding, and retaining well-qualified and motivated employees. We use a comprehensive mix of initiatives and tactics to accomplish this, including traditional recruiting resources, traditional media, community events, open houses, job fairs, mailings, digital media candidate lead generation, targeted outreach, and partnerships with job boards, colleges, and non-profits. We continue to focus on the hiring, onboarding, and training process to make it as streamlined and meaningful as possible, while also evaluating and implementing the most up-to-date technology assisted solutions, including those driven by AI. Our LEGACY culture and core behaviors focus on fostering good environments for our employees, healthy communication through real time feedback and collaboration, and positive attitudes and actions that are routinely recognized and rewarded by peers and leaders. As a result, our retention rates across our Company have continued to improve year-over-year. For example, we have had approximately 68% retention of clinical positions in home health care, hospice care, and rehab care from December 31, 2023 to December 31, 2024.

Recognizing the importance of our employee base, we have consistently increased investments in compensation and benefits in support of our multi-faceted efforts to attract and retain people, as demonstrated by our compensation up over 50% in the last four years, and we offer innovative technology solutions to our employees that allow them the option to access their pay daily. We are continuing to broaden existing relationships that we have with nursing and other professional schools and build out more internal career pathways and talent pipeline programs (e.g., internships, high potential, and international programs) to each of our service lines to grow the pool of available, qualified candidates for rewarding professions and create higher-paying jobs for people through career paths. These career paths are designed to address many different roles in the Company, providing new skills, on-the-job training for employees to elevate their position and with opportunities for enhanced tuition programs to support our employees. We have developed an active affinity program for Veterans and families of Veterans, which connects with targeted individuals and provides employment opportunities and support during and after their service time. We are an active sponsor of Soldier’s Angels and their Women of Valor program supporting active-duty females. We also invest in our employees through the Company’s SHARE (Support Help Assistance Relief Effort) program, which is a non-profit 501(c)(3) charity helping employees during times of significant need. Since its inception in 1993, SHARE has contributed approximately $2 million and helped thousands of people when they needed it most and when faced with unexpected hardships. The SHARE program exemplifies what our culture is all about.

As of December 31, 2024, we had over 37,000 full-time equivalent employees at the Company. Approximately 7,200 full-time equivalent employees are represented by labor unions. We maintain strong working relationships with these organizations, and we have numerous collective bargaining agreements in place, which are renegotiated from time to time. See “Risk Factors—Risks Related to Our Business—Our business may be harmed by labor relation matters.”

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
•
negative adjustments to government payment models including, but not limited to, Medicare Parts A, B, C, and D and Medicaid;
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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website, under the “Investors - Financial Information - SEC Filings” caption, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also make available through the Investors section of our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Ethics and Business Conduct, Corporate Governance Guidelines and Board committee charters. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report that we file with, or furnish to, the SEC. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements and other information regarding us and other public companies.

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

In our Pharmacy Solutions segment, we must maintain good working relationships with pharmaceutical manufacturers, wholesalers, and distributors. Any loss of a supplier relationship or other changes to these relationships could have an adverse effect on our business, financial condition, and results of operations. Additionally, access to limited distribution pharmaceuticals provides us with significant competitive advantages in developing relationships with payors and healthcare providers, and our failure to continue obtaining access to new limited distribution pharmaceuticals or the loss of our current access could have a material and adverse impact on our business. We also provide a significant amount of services to pharmaceutical manufacturers in exchange for a service fee related to patient access to specialty pharmaceuticals, and our failure to provide services at optimal levels could result in losing access to existing and future products. If pharmaceutical manufarcturers require significant additional services and products to obtain access to their products without a corresponding increase in service fees, our profitability could be adversely impacted.

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

We believe that there are risks related to acquiring companies. Such risks include overpaying for acquisitions, losing key employees, strategic partnerships, or patients of acquired companies, failing to effectively integrate acquired companies, the assumption of liabilities and exposure to unforeseen liabilities of acquired operations, and failing to achieve potential synergies or remove transition, integration, or non-recurring costs. In addition, our due diligence review of acquired businesses may not successfully identify all potential issues. Further, following completion of an acquisition, we may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. Historically, we have funded acquisitions primarily through our credit facilities, the issuance of our common stock, and/or cash on hand, and there is no guarantee that we will be able to obtain financing for any future acquisition on favorable terms, if at all. These transactions may also cause us to significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition or investment or dilute our current stockholders’ percentage ownership if we issue common stock to pay for an acquisition or investment or subsequent capital infusion, or incur asset write-offs and restructuring costs and other related expenses that could have a material adverse impact on our operating results. Furthermore, in certain circumstances, we could be required to pay or be involved in disputes relating to termination fees or liquidated damages if an acquisition is not consummated, the payment of which could have a material adverse effect on our business, financial condition, or results of operations.

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

The sale of our Community Living business may not occur on the terms agreed to by the parties, in the expected time frame, or at all and, as a result, could adversely affect the Company’s business and financial condition.

As previously disclosed, on January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest the Company's Community Living business for $835 million, subject to typical adjustments for working capital and other customary items. The Company expects the divestiture to close in 2025. The sale is subject to customary closing conditions, including the expiration or termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust laws. The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the purchase agreement or that could have a detrimental impact on the Company following completion of the transaction. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale, and government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.

While we believe the sale will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment, no assurances can be made that these impacts will occur. If the transaction fails to close, the Company’s business and financial condition may be adversely affected and we may continue to be responsible for any transaction costs incurred.

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

Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services, or reimbursement of those services, and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to and defend against regulatory investigations, and if we do not prevail, damages or penalties arising from these administrative proceedings. We are subject to lawsuits, civil investigative demands, and subpoenas under the False Claims Act, the Controlled Substances Act, the Anti-Kickback Statute, and other federal and state statutes designed to combat fraud and abuse in our industries, as well as civil investigative demands, subpoenas and other inquiries related to our operations, including several ongoing qui tam actions and the Silver matter, as discussed under Item 3 “Legal Proceedings” and Note 14 “Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, there can be no assurance that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits, or to allegations that we have engaged in fee splitting, which may be prohibited under state laws, or to allegations that we engage in the corporate practice of medicine or the delivery of medical services, where prohibited. Moreover, we could also be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal or state levels, such as those relating to the protection of older adults and persons with disabilities or those related to employment, health, safety, security, and other regulations under which we operate. We are currently subject to class actions, employee-related claims, and other lawsuits and proceedings in connection with our operations, including, but not limited to, those related to alleged violations of federal and state wage and hour laws, wrongful discharge, retaliation, and illegal discrimination. We are also named as a defendant, along with a number of drug manufacturers, distributors, and pharmacies, in civil litigation instituted by certain Maryland municipalities, which allege claims generally concerning the impacts of widespread opioid abuse in their municipalities. We cannot predict with certainty the outcome of this litigation or how our role, including as a closed door long-term care pharmacy, may be viewed as compared to the role of a manufacturer, distributor or retail pharmacy. The litigation may remain unresolved for several years, and we could incur significant expense in order to resolve the matter, including through settlement agreements. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes.

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

Because we have grown in part through acquisitions, goodwill and intangible assets, net represent a significant portion of our assets. We monitor the recoverability of our indefinite-lived intangible assets, which include our licenses, and evaluate goodwill and indefinite-lived intangible assets annually, or more frequently if indicators of impairment exist in interim periods, to determine if impairment has occurred. We also review the carrying value of our goodwill and intangible assets, both indefinite- and definite-lived, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Such indicators are based on market conditions and the operational performance of our business. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the intangible assets or goodwill and the fair value of the intangible assets or the goodwill, respectively, in the period the determination is made. The testing of goodwill and intangible assets for impairment requires us to make estimates that are subject to significant assumptions about our future revenues, profitability, cash flow, fair value of assets and liabilities, and weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of intangible assets or goodwill, which may result in an impairment charge. We did not recognize any goodwill impairment charge for the years ended December 31, 2023 or 2024. See Note 1 “Significant Accounting Policies” and Note 4 “Goodwill and Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If as part of our review of goodwill and intangibles for impairment, we were required to write down all or a significant part of our goodwill and/or intangible assets, our financial condition and results of operations could be materially adversely affected.

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

KKR Stockholder controls us and its interests may conflict with yours in the future.

KKR Stockholder beneficially owns approximately 54.2% of the voting power of our common stock. As a result, KKR Stockholder is able to control the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as KKR Stockholder and its affiliates retain significant ownership of us. KKR Stockholder and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, new service offerings, employee headcount levels, and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as KKR Stockholder and its affiliates continue to own, directly or indirectly, a significant amount of our voting power, even if such amount is less than 50%, it is able to strongly influence or effectively control our decisions, and KKR Stockholder has the right to nominate individuals to our board of directors under the existing stockholders agreement.

In the ordinary course of their business activities, KKR Stockholder and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our second amended and restated certificate of incorporation provides that any of KKR Stockholder, any of its respective affiliates or any director who is not employed by us or his or her affiliates do not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. KKR Stockholder and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, KKR Stockholder and its affiliates may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

In addition, KKR Stockholder and its affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any acquisition of the Company. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

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
•
similar state law provisions pertaining to anti-kickback, self-referral, and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers. These statutes and regulations generally prohibit the payment or receipt of remuneration to induce or in exchange for a referral, and prohibit physicians from referring patients to an entity with which the physicians have a financial relationship, thus limiting the types of payments that can be made between healthcare providers and other parties who may influence referrals to those providers. Many of these statutes and regulations have not been interpreted to the extent of their federal analogues, and therefore are not clear in their scope and application;
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

As of December 31, 2024, we had approximately $2,546.8 million outstanding under the First Lien Term Loan Facility. As of December 31, 2024, we had $63.3 million outstanding under the Revolving Credit Facility, with an available borrowing capacity under the Revolving Credit Facility of approximately $411.7 million, and $61.8 million of letters of credit outstanding under the LC Facility. On February 21, 2024, we used a portion of the net proceeds received from the IPO and the concurrent public offering by the Company of the 6.75% Tangible Equity Units (“TEUs”) to repay $343.3 million of the borrowings under the First Lien Term Loan Facility, and established a new Tranche B-4 Term Loan to refinance the remaining $2,566.0 million of First Lien Term Loan Facility borrowings. We also used a portion of the IPO and concurrent offering proceeds to repay all borrowings under the Second Lien Facility. See Note 5 “Debt and Derivatives” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Our overall level of indebtedness requires that we dedicate a substantial portion of our cash flows to debt service payments. The First Lien Term Loan Facility requires quarterly principal and periodic cash interest payments through February 21, 2031. The Revolving Credit Facility requires periodic cash interest payments on outstanding amounts through June 30, 2028.

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

If we are unable to generate sufficient cash flow to permit us to make scheduled service payments on our debt, then we will be in default and holders of that debt and potentially certain of our other debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, upon the occurrence and continuance of an event of a default, the lenders under the Revolving Credit Facility could terminate their further commitments to loan money and our secured lenders under the First Lien Facilities could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Despite our high level of indebtedness, we may still be able to incur substantially more debt, which could further increase the risks to our financial condition described above.

Despite our high level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations, and general and commercial liabilities. Although the credit agreements governing the First Lien Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the Revolving Credit Facility. As of December 31, 2024, we had $63.3 million outstanding under the Revolving Credit Facility, with an available borrowing capacity under the Revolving Credit Facility of approximately $411.7 million, and $61.8 million of letters of credit outstanding under the LC Facility.

We may be able to increase the commitments under the Revolving Credit Facility, subject to certain conditions, which would be secured indebtedness. We may also be able to increase the capacity under the First Lien Term Loan Facility, subject to certain conditions, which would be secured indebtedness. The addition of new debt to our current debt levels could further exacerbate the related risks to our financial condition that we now face.

If we are unable to generate sufficient cash to service all of our indebtedness, we may be forced to take other actions to fund the satisfaction of our obligations under our indebtedness, which may not be successful.

If our cash flow is insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, raise additional debt or equity capital or restructure or refinance our indebtedness. However, we may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Even if new financing were available, it may be on terms that are less attractive to us than our then existing indebtedness or it may not be on terms that are acceptable to us. In addition, the credit agreements governing the First Lien Facilities restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. Thus, we may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

The credit agreements governing the First Lien Facilities contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

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

A breach of the covenants under one of these agreements could result in an event of default under the applicable indebtedness, which, if not cured or waived, could have a material adverse effect on our business, results of operations, and financial condition. Such a default, if not cured or waived, may allow the creditors to accelerate the related debt principal and/or related interest payments and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, an event of default under the credit agreements governing the First Lien Facilities would permit the lenders under our Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the First Lien Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. In addition, the phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

Borrowings under the First Lien Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2024, while $2.0 billion notional amount of our outstanding debt was fixed through interest swap agreements, the other $0.7 billion of our outstanding debt remained subject to variable rates of interest and the related risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023 and although it slightly reduced the federal funds rate in 2024, may make further rate increases to combat inflation in the United States, which increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal fund rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

On June 30, 2023, we entered into amendments to our First Lien Facilities, and as part of those amendments we transitioned from the use of London Interbank Offered Rate, or LIBOR, to Secured Overnight Financing Rate, or SOFR.

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

KKR Stockholder beneficially owns approximately 54.2% of the voting power of common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that:

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

We currently utilize these exemptions. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. These exemptions do not modify the independence requirements for our audit committee, and we satisfy the member independence requirement for the audit committee.

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

As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The measures we take may not be sufficient to satisfy our obligations as a public company and if we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our results of operations. In addition, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

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

We have 7,968,779 Units outstanding, and each purchase contract that is a component of a Unit will settle automatically on the mandatory settlement date into between 3.2733 and 3.8461 shares of our common stock, subject to certain anti-dilution adjustments, which may result in dilution to investors.

We have reserved, or will reserve in the future, shares for issuance under our 2024 Incentive Plan. Any common stock that we issue, including under our 2024 Incentive Plan, including the issuance of the New Equity Awards, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our then-current investors. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to investors.

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
•
the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors if KKR Stockholder, Walgreen Stockholder and their respective affiliates cease to beneficially own, in the aggregate, at least 40% of shares of common stock entitled to vote generally in the election of directors; and
•
that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of shares of common stock entitled to vote generally in the election of directors if KKR Stockholder, Walgreen Stockholder and their respective affiliates cease to beneficially own, in the aggregate, at least 40% of shares of common stock entitled to vote generally in the election of directors.

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

Our cybersecurity risk management program is informed by prevailing security standards and is designed to provide a framework for evaluating and responding to cybersecurity risks. Key aspects of this risk management program include, but are not limited to:

•
Identifying the source of a cybersecurity threat;
•
Assessing the severity of a cybersecurity threat;
•
Implementing cybersecurity countermeasures and mitigation strategies;
•
Providing our employees with regular training on cybersecurity and the protection of our information systems;
•
Maintaining and testing a business continuity and disaster recovery program;
•
Maintaining insurance coverage intended to address cybersecurity and data breach risks; and
•
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

Governance

Our Board of Directors has overall oversight responsibility for our risk management, and delegates information security and related risk management oversight to the Audit Committee. The Audit Committee receives regular briefings on cybersecurity risks and risk management practices, including, for example, recent developments in the external cybersecurity threat landscape, evolving standards, vulnerability assessments, third-party and independent reviews, technological trends, as well as how management is addressing or mitigating those risks. The Audit Committee may also promptly receive information regarding any material cybersecurity incident that may occur, including any ongoing updates regarding the same. The Audit Committee periodically discusses our approach to cybersecurity risk management with our Chief Information Officer (CIO).

Our CIO is a member of our executive management team who is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. Our CIO has over twenty-five years of extensive experience in information technology and security, and works in coordination with other members of the management team, including, among others, the Chief Financial Officer and Chief Compliance Officer and their designees. We believe our business leaders have the appropriate expertise, background, and depth of experience to manage risks arising from cybersecurity threats.

Our CIO, along with leaders from our privacy and corporate compliance functions, collaborate to implement a program designed to manage our exposure to cybersecurity risks and to promptly respond to cybersecurity incidents. Prompt response to incidents is delivered by multi-disciplinary teams in accordance with our incident response plan. Through ongoing communications with these teams during incidents, the CIO monitors the triage, mitigation and remediation of cybersecurity incidents, and reports such incidents to executive management, the Audit Committee and other colleagues in accordance with our cybersecurity policies and procedures, as is appropriate.

Item 2. Properties.

Our principal executive offices are located in Louisville, Kentucky, where we lease approximately 100,000 square feet. We also own 67 properties and lease 2,098 properties, with an additional 231 service sites, in the United States and lease one property in Canada. Of the leased properties, approximately 90% are provider service properties and 10% are pharmacy locations. We consider these facilities to be suitable and adequate for the management and operations of our business.

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

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, we agreed to settle the matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million; $110.0 million of which was paid during the year ended

December 31, 2024, with the remaining $10.0 million in accrued expenses in the consolidated balance sheet as of December 31, 2024. As of December 31, 2023, the estimated financial impact of the settlement was $115.0 million, $105.0 million of which was included in accrued expenses and $10.0 million in long-term liabilities in the consolidated balance sheet. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

BrightSpring’s common stock and 6.75% Tangible Equity Units began trading on the Nasdaq Global Select Market, (Nasdaq), under the ticker symbol “BTSG” and “BTSGU”, respectively, on January 26, 2024. Prior to that date, there was no public market for our common stock or 6.75% Tangible Equity Units.

Stockholders

As of March 3, 2025, there were approximately 56 holders of our common stock. The actual number of stockholders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On April 30, 2024, we issued 99,252 shares of common stock at $10.89 per share to Rodney A. Thomason Revocable Trust shareholders (the “Trust”) as partial consideration for our acquisition of certain assets and equity interests from the Trust, ICP Holdings, LLC and ICP Management, LLC (together with ICP Holdings, LLC, the “Sellers”) pursuant to an Asset Purchase Agreement by and among the Company, the Trust, and the Sellers (the “ICP Purchase Agreement”). We also issued 30,533 shares of common stock at $10.89 per share to the Trust to be held by the Company subject to a one year lock-up post-closing adjustment feature based on stock price performance. This post-closing adjustment resulted in the number of holdback shares being reduced to zero and cancelled. We issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), in that such issuance did not constitute a public offering.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following performance graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 Index and S&P 500 Health Care Services Select Industry Index, the Dow Jones US Industrial

Average Index and the S&P 500 Index for the period beginning with our IPO and ended December 31, 2024. The comparisons assume the investment of $100 on January 26, 2024 in our common stock and in each index, and the reinvestment of dividends when paid.

Comparison of 11-Month Cumulative Total Return
$200
$150
$100
$50
$—
1/26/2024
3/28/2024
6/28/2024
9/30/2024
12/31/2024
BrightSpring Health Services, Inc.
S&P 500
S&P Health Care Services Select Industry

	1/26/2024	3/28/2024	6/28/2024	9/30/2024	12/31/2024
BrightSpring Health Services, Inc.	$100.00	$98.82	$103.27	$133.45	$154.82
S&P 500 Index	$100.00	$107.43	$111.64	$117.82	$120.25
S&P 500 Health Care Services Select Industry Index	$100.00	$108.58	$103.05	$110.98	$103.33

The stock performance graph above shall not be deemed to be “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

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

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. Our presence spans all 50 states, we serve over 450,000 patients daily through our approximately 11,000 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

We have built a significant presence and capability in delivering complementary and high-touch daily healthcare services and programs to complex patients in their homes and in communities in order to address their multiple health needs and requirements more completely, through two reportable segments: Pharmacy Solutions and Provider Services. In pharmacy, we leverage our national infrastructure to provide daily medication therapy management to various customer and patient types wherever they reside in the community, including home and in-clinic infusion patients, oncology and other specialty patients in their homes, residents of independent and senior living communities, people receiving hospice care, neuro and Behavioral clients’ and patients’ homes, residents of skilled nursing and rehabilitation facilities, hospital patients, and the homes of Seniors who are on a significant number of medications. Within provider services, we address the clinical and supportive care needs of Senior and Specialty populations, including neuro patients, primarily in their homes, as well as some clinic and community settings. Our clinical services consist of home health and hospice and rehab therapy, and our supportive care services address activities of daily living and social determinants of health as well. We also provide home-based primary care for patients in senior living communities, long-term care, and individual homes to directly manage and optimize patient outcomes and to enable value-based care. By providing these complementary and necessary services for complex patients, our care model is designed to address multiple patient needs and better integrate health services delivery to improve quality and patient experiences, while reducing overall costs.

2024 Key Highlights

•
Completion of our Initial Public Offering (“IPO”) on January 30, 2024
•
Extinguishment of our Second Lien Facility
•
Paydown and modification of our First Lien Facility, including interest rate refinancings that resulted in interest savings
•
$63.3 million of equity awards granted to management and certain other full-time employees at the time of our IPO
•
7.7 million restricted stock units granted to certain full-time employees in the second fiscal quarter of 2024, as disclosed in connection with our IPO
•
Completed eight acquisitions within our Pharmacy Solutions and Provider Services segments
•
Announcement of the pending divestiture of our Community Living business on January 20, 2025

Financial Performance Highlights: Fiscal Year 2024 Compared to Fiscal Year 2023

•
Revenue grew by $2.4 billion, or 27.6%, to $11.3 billion
•
Pharmacy Solutions segment revenue grew by $2.2 billion, or 34.2%, to $8.8 billion
•
Provider Services segment revenue grew by $208.5 million, or 9.0%, to $2.5 billion
•
Net loss decreased by $136.3 million from $156.8 million to $20.5 million; when excluding the approximately $30 million quality incentive payment (“QIP”) received in 2023, net loss decreased by $166.5 million
•
Adjusted EBITDA(1) increased by $50.3 million, or 9.3%, to $588.1 million; when excluding the approximately $30 million QIP received in 2023, Adjusted EBITDA increased by $80.5 million or 15.9%
•
Pharmacy Solutions segment EBITDA grew by $23.7 million, or 6.4%, to $394.7 million; when excluding the approximately $30 million QIP received in 2023, Pharmacy Solutions segment EBITDA increased by $53.9 million or 15.8%
•
Provider Services segment EBITDA grew by $53.9 million, or 17.6%, to $360.6 million
•
Loss per share decreased by $1.22 from $(1.31) to $(0.09)
•
Adjusted EPS (1) increased by $0.49 from $0.07 to $0.56

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

The following table summarizes the revenues generated by each of our reportable segments for the most recent two years:

	For the Years Ended December 31,
($ in millions)	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$8,754.3	77.7%	$6,522.5	73.9%
Provider Services	2,512.2	22.3%	2,303.7	26.1%
Consolidated	$11,266.5	100.0%	$8,826.2	100.0%

Pharmacy Solutions

We opportunistically provide pharmacy services when and where demanded and as required to customers and patients in their homes and communities, often in coordination with our provider services. The Company filled over 41 million prescriptions in 2024 from over 180 pharmacies across all 50 states, with services delivered to approximately 7,100 customer locations, more than 60,000 individual or group homes, and over 400,000 patients, all through over 4,700 unique customer and payor contracts. Our leading pharmacy support across customer and patient settings is achieved through a focus on medication availability and reliability, cost containment, customer staff and patient support programs, clinical and regulatory education and support, and leading customer service. Infusion and Specialty Pharmacy prescriptions and Home and Community Pharmacy prescriptions have grown at more than 22% and 11%, respectively, from December 2023 to December 2024. We have a unique opportunity to increasingly provide more pharmacy services in the future to provider patients and patients transitioning across settings of care. Almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, which we have the opportunity to further address.

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

As a result of our unique capabilities in serving pharmaceutical manufacturers and biotech companies, we have exclusive or preferred relationships in specialty oncology drugs, as manufacturers select our pharmacy – exclusively or as part of a group of a few other pharmacies – to distribute and support their therapies in the market. We currently have 125 limited distribution oncology drugs in the market, with an additional 16 in the pipeline still to launch over the next 12 to 18 months.

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

Provider Services

We deliver a variety of impactful and valuable provider services to high-need, chronic, and complex patients in home and community settings. These services consist of clinical and supportive care to approximately 40,000 Senior and Specialty populations, with both census for Home Health Care services specifically, and rehab hours served, having grown approximately 9% and 13% from December 2023 to December 2024, respectively. While the clinical services that we provide have demonstrated attractive volume growth over the past several years, supportive care services have also demonstrated stability and growth due to the valuable nature of these services that address activities of daily living and social determinants of health. Many of our provider patients also receive their pharmacy services through the Company, which helps to optimize their pharmacy and medication care and needs, simplify their experience, and improve their satisfaction.

On January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest the Company's community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. The Company expects the divestiture to close in 2025, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while BrightSpring focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment the Company’s expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require BrightSpring’s needed and valuable solutions, such as home health, rehab, primary care, and hospice. The Company expects to account for this sale as a strategic shift in fiscal year 2025. As of December 31, 2024, the Community Living business did not meet the definition of held for sale or discontinued operations. The results of operations of Community Living are consolidated in the Company’s results of operations for the years ended December 31, 2023 and 2024.

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

We are continuing to build out specialized and different primary care capabilities through our home-based primary care medical home model and platform, which we view as central to the future of optimizing patient management, including patient experiences, outcomes, and cost. Home-based primary care is more patient-centered and incorporates patients’ specific objectives and goals by pro-actively addressing gaps in care and triaging health events in-place when possible, thus mitigating avoidable emergency room visits and hospitalizations. Home-based primary care coordinates care and resources for patients in pulling together previously disparate information and contact points into one place for more coordinated and informed patient care.

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

Community and Rehab Care

Our Community and Rehab Care services provide both client- and patient-centric clinical care and supportive care to Senior and Specialty clients and patients living with age-related acute or chronic conditions, living with life-long indications (including I/DD and autism), or recovering from a catastrophic neuro event (ABI/TBI or stroke) requiring intensive therapy. These services support individuals of all ages who need various forms of expert clinical care and therapy in addition to assistance with daily skill building and living. The majority of these clients and patients receive daily pharmacy support, delivered through our pharmacy business, along with ongoing behavioral therapy consults and primary care medical care, which is increasingly being delivered through our home-based primary care practice.

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

As noted earlier, the Company announced the entry into a purchase agreement in January 2025 with respect to the expected sale of our Community Living business, which is expected to close in 2025, subject to customary closing conditions, and will represent a strategic shift in fiscal year 2025.

Locations of Operations

We are headquartered in Louisville, Kentucky with operations in all 50 states, Puerto Rico, and Canada. We deliver a higher proportion of services in select regions with favorable demographics and regulatory environments.

We serve patients from and across approximately 11,300 offices, customer locations and group homes, as well as serving approximately 300,000 patients in their own homes, every day with co-location of our pharmacy and provider services in 40 states.

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. No payor represents more than 30% of our revenue in the aggregate for the years ended December 31, 2024 and 2023. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 12% and 14% of total Company revenue for the year ended December 31, 2024 and 2023, respectively. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

	For the Years Ended December 31,
($ in millions)	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$2,557.9	22.8%	$1,811.6	20.5%
Medicaid	2,196.1	19.5%	1,974.2	22.3%
Medicare A	999.6	8.8%	958.6	10.8%
Medicare B	96.0	0.8%	82.8	1.0%
Medicare C	1,665.0	14.8%	1,450.4	16.5%
Medicare D	3,202.0	28.4%	2,031.9	23.0%
Private & other	549.9	4.9%	516.7	5.9%
	$11,266.5	100.0%	$8,826.2	100.0%

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 47% and 49% of total Company revenue for the years ended December 31, 2024, and 2023 respectively.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Year Ended December 31, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	18.4%	5.3%	0.0%	0.6%	13.7%	19.1%	0.8%	57.9%
Home and Community Pharmacy	2.6%	2.1%	4.8%	0.0%	0.0%	9.3%	1.0%	19.8%
Pharmacy Solutions	21.0%	7.4%	4.8%	0.6%	13.7%	28.4%	1.8%	77.7%
Home Health Care	0.3%	2.5%	4.0%	0.2%	1.1%	—	1.2%	9.3%
Community and Rehab Care	1.5%	9.6%	0.0%	0.0%	0.0%	—	1.9%	13.0%
Provider Services	1.8%	12.1%	4.0%	0.2%	1.1%	—	3.1%	22.3%
Consolidated BrightSpring	22.8%	19.5%	8.8%	0.8%	14.8%	28.4%	4.9%	100.0%

	For the Year Ended December 31, 2023
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	17.0%	5.0%	0.0%	0.7%	15.7%	12.6%	1.0%	52.0%
Home and Community Pharmacy	1.8%	2.4%	6.2%	0.0%	0.0%	10.4%	1.1%	21.9%
Pharmacy Solutions	18.8%	7.4%	6.2%	0.7%	15.7%	23.0%	2.1%	73.9%
Home Health Care	0.4%	3.1%	4.6%	0.2%	0.7%	—	1.4%	10.4%
Community and Rehab Care	1.3%	11.8%	0.0%	0.1%	0.1%	—	2.4%	15.7%
Provider Services	1.7%	14.9%	4.6%	0.3%	0.8%	—	3.8%	26.1%
Consolidated BrightSpring	20.5%	22.3%	10.8%	1.0%	16.5%	23.0%	5.9%	100.0%

See Note 2 of the audited consolidated financial statements and related notes in this Form 10-K for information regarding revenue by payor type for each reportable segment for the years ended December 31, 2024 and 2023.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. Our high-need Senior and Specialty patients depend on closely and expertly managed daily medication regimens that are supported by pharmacist and nurse consultants whom are available in a timely and 24/7 manner. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. Each of the end markets that these home and community-based pharmacy services supply and support are growing at attractive rates, and the lack of appropriate pharmacy medication management and resulting non-adherence among complex and polypharmacy patients in homes are significant contributors to ER visits, hospitalizations and increased costs.

We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by 12% over the past year. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share. Our growth in serving numerous patient types has been well into the double digits, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

Continued Growth of our Provider Services Patient Populations

Our Provider Services segment focuses on delivering high-touch and coordinated services to medically complex Senior and Specialty patients in the home and community-based settings where they live. As the baby boomer population ages, Seniors, who comprise a significant majority of our patients, will represent a higher percentage of the overall population. The U.S. Census Bureau projects that the U.S. population aged 65 and over will grow substantially from 15% of the population in 2016 to 21% of the population by 2030, and the population size of people over age 85 is expected to double by 2040, according to the Administration for Community Living. Given the proven value proposition of home-based health services, we believe patients will increasingly seek treatment and referral sources and payors will increasingly support treatment in homes more often than in higher cost, less convenient, higher acuity institutional settings. Home health care can reduce 365-day post-discharge costs by more than $6,000 per patient, and as healthcare spending rises, home health care can improve the continuity of care while reducing overall costs. In addition, advancements in medical technology have allowed providers to expand access points and the breadth of services available in the home.

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

As noted earlier, the Company announced the entry into a purchase agreement in January 2025 with respect to the expected sale of our Community Living business, which is expected to close in 2025, subject to customary closing conditions. The sale of this business will represent a strategic shift, in fiscal year 2025, from our services to Behavioral populations. After closing, our focus will be primarily on Seniors and Specialty patients receiving neuro rehab.

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

For example, across our pharmacies we achieve 99.99% order accuracy and 98.63% order completeness, “excellent” and “world class” NPS, a 94% satisfaction rating from infusion patients, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 97% patient satisfaction in our outpatient rehab services, and we achieve an 85% overall rating of care in hospice (compared to the national average of 81%), hospitalizations 35% lower than the national average in our home-based primary care, and four stars (out of five) in the CAHPS home health patient survey ratings. 84% of our home health branches have a STAR rating of 4 or higher. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 359 days a year at home on average. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients and attentive care protocols, as evidenced by these quality metrics.

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

Since January 1, 2018, we have opened 164 de novo offices (branches/agencies) and clinics in new locations across our pharmacy and provider services. In 2024, we opened 21 de novo offices. We typically identify and open new locations within proximity of an existing location as we leverage existing market knowledge and presence to expand in target markets, regions, and states. Our internal support resources in real estate, purchasing, IT, credentialing, payor contracting, HR, and sales and marketing, along with our PMO, help to support and manage de novos from start to opening. We expect to continue to selectively and strategically expand our footprint within the United States and extend our service offerings to our patients and for customers, referral sources, and payors, and we believe de novo investments facilitate more integrated care capability and are a meaningful organic growth driver for the Company.

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

Initial Public Offering

On January 30, 2024, we completed our IPO of 53,333,334 shares of common stock at a price of $13.00 per share and a concurrent offering of 8,000,000 6.75% tangible equity units (“TEUs”) with a stated amount of $50.00 per Unit (collectively, the “IPO Offerings”). The net proceeds from the IPO Offerings amounted to $656.5 million and $389.0 million for the common stock and TEUs, respectively, after deducting underwriting discounts, commissions, and offering-related expenses. The shares of common stock and TEUs began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively.

We used a portion of the net proceeds received from the IPO Offerings to (i) repay all indebtedness outstanding under the Second Lien Facility, (ii) repay all indebtedness outstanding under the Revolving Credit Facility, (iii) repay $343.3 million outstanding aggregate amount under the First Lien Facility, and (iv) pay certain expenses in the offering. We retained the remaining proceeds for general corporate purposes. Additionally, we paid $22.7 million of termination fees in connection with the termination of our monitoring agreement with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (together with KKR, the “Managers”) (the “Monitoring Agreement”).

New Equity Awards

We granted approximately $63.3 million in non-cash share-based compensation with equity awards to our management and certain other full-time employees in January 2024 at the time of the IPO Offerings. Additionally, as previously disclosed in connection with the IPO, we granted approximately $100.0 million in non-cash share-based compensation equity awards, which equates to approximately 7.7 million restricted stock units, to certain full-time employees in the second quarter of fiscal year 2024.

Factors Affecting Results of Operations and Comparability

Acquisitions and Divestitures

During the years ended December 31, 2023 and 2024, we completed five and eight acquisitions, respectively, within the Pharmacy Solutions and Provider Services segments. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $73.1 million and $110.9 million, respectively.

As noted earlier, the Company announced the entry into a purchase agreement in January 2025 with respect to the expected sale of our Community Living business, which is expected to close in 2025, subject to customary closing conditions. The Company's Community Living business was not accounted for as held for sale or discontinued operations as of December 31, 2023 or 2024. Thus, the Community Living business' results of operations are consolidated in the Company’s results of operations. We intend to use the proceeds from the sale to reduce debt resulting in accelerated deleveraging while also increasing capital availability. We believe the divestiture will result in enhanced operational efficiency across the organization by optimizing resource allocation to further strengthen our position in our service offerings within the Pharmacy Solutions and remaining Provider Services segments by focusing on seniors and specialty populations with similar business and delivery models.

Quality Incentive Payment

As discussed under Part I, Item 1. “Business”, the Company was eligible to receive incentive payments in connection with a payor contract based on the Company's Net Promoter Score (“NPS”) achieved from surveys performed directly by the payor. During the second fiscal quarter of 2023, our Infusion and Specialty Pharmacy services earned a quality incentive payment (“QIP”) of approximately $30 million. The Company did not receive a QIP during the year ended December 31, 2024. The QIP program has reached its conclusion.

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Part I, Item 3. “Legal Proceedings”. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million; $115.0 million of which was recorded during the year ended December 31, 2023 as an estimate, and an incremental $5.0 million was recorded in the year ended December 31, 2024 once the settlement agreement was finalized. We paid $110.0 million of the settlement in 2024, and the remainder will be paid in 2025.The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024. See Note 14 “Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Update on the Impact of the COVID-19 Pandemic

On May 11, 2023, the Department of Health and Human Services declared the COVID-19 pandemic is no longer a public health emergency. New variants could affect our operations for an extended period; however, at this time we cannot confidently forecast the duration or the ultimate financial impact on our operations, should such an impact occur. In the year ended December 31, 2024, the Company received no funds from the Provider Relief Fund (“PRF”) and recognized no income related to the program. The Company received and recognized into income $18.8 million from the PRF for the year ended December 31, 2023. The income recognized was offset directly by the expenses incurred within selling, general, and administrative expenses in our audited consolidated statement of operations, which resulted in no net financial impact to the Company.

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

Cost of Goods and Cost of Services. We classify expenses directly related to providing goods and services, including depreciation and amortization, as cost of goods and cost of services. Direct costs and expenses primarily include cost of drugs, net of rebates, salaries and benefits for direct care and service professionals, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct goods or service-related expenses.

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

Interest Expense, net. Interest expense, net includes interest paid on and debt service costs associated with our various debt instruments, including our First Lien Facilities and Second Lien Facility, and the amortization of related deferred financing fees, which are amortized over the term of the respective credit agreement. Interest expense, net also includes the portion of the gain or loss on our interest rate swap agreements that is reclassified into earnings.

Income Tax Benefit. Our provision for income taxes is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2024 and 2023 and year-over-year comparisons between the years ended December 31, 2024 and 2023. For information of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our previously filed Annual Report on Form 10-K.

Consolidated Results of Operations

($ in thousands)	For the Years Ended December 31,
			Change
	2024	2023	Amount	%
Revenues:
Products	$8,754,282	$6,522,450	$2,231,832	34.2%
Services	2,512,190	2,303,725	208,465	9.0%
Total revenues	11,266,472	8,826,175	2,440,297	27.6%
Cost of goods	8,008,501	5,840,716	2,167,785	37.1%
Cost of services	1,669,536	1,551,665	117,871	7.6%
Gross profit	1,588,435	1,433,794	154,641	10.8%
Selling, general, and administrative expenses	1,382,061	1,286,614	95,447	7.4%
Operating income	206,374	147,180	59,194	40.2%
Loss on extinguishment of debt	12,726	—	12,726	n.m.
Interest expense, net	228,386	324,593	(96,207)	(29.6)%
Loss before income taxes	(34,738)	(177,413)	142,675	n.m.
Income tax benefit	(14,217)	(20,578)	6,361	n.m.
Net loss	$(20,521)	$(156,835)	$136,314	n.m.
Adjusted EBITDA (1)	$588,075	$537,808	$50,267	9.3%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $11,266.5 million for the year ended December 31, 2024, as compared with $8,826.2 million for the year ended December 31, 2023, an increase of $2,440.3 million or 27.6%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below. Revenues for the Company's Community Living business were $1,194.3 million for the year ended December 31, 2024, as compared with $1,135.2 million for the year ended December 31, 2023. When excluding the Community Living business revenues, consolidated revenues increased by $2,381.2 million or 31.0%.

Cost of Goods

Cost of goods was $8,008.5 million for the year ended December 31, 2024, as compared with $5,840.7 million for the year ended December 31, 2023, an increase of $2,167.8 million or 37.1%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $1,669.5 million for the year ended December 31, 2024, as compared with $1,551.7 million for the year ended December 31, 2023, an increase of $117.9 million or 7.6%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,382.1 million for the year ended December 31, 2024, as compared with $1,286.6 million for the year ended December 31, 2023, an increase of $95.4 million or 7.4%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $66.4 million, or 5.2% growth on consolidated 2023 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $44.1 million, or 3.4% growth on consolidated 2023 selling, general, and administrative expenses, as a result of our IPO Offerings and are therefore not expected to reoccur. These expenses include $22.7 million of termination fees paid to the Managers in connection with the termination of our Monitoring Agreement; $15.0 million of previously unrecognized non-cash share-based compensation expense related to performance-vesting options, a portion of which vested upon the IPO; and $6.4 million of non-capitalizable offering costs;
•
an increase of $49.2 million, or 3.8% growth on consolidated 2023 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management and certain full-time employees in conjunction with the IPO;
•
an increase of $41.5 million, or 3.2% growth on consolidated 2023 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year; offset by,
•
a decrease of $105.8 million, or 8.2%, decline on consolidated 2023 selling, general, and administrative expenses, due to the settlement and changes in estimate of legal settlements and defense costs related to certain historical PharMerica litigation matters, which includes the Silver matter. See Note 14 “Commitments and Contingencies” within the audited consolidated financial statements and related notes.

Interest Expense, net

Interest expense, net was $228.4 million for the year ended December 31, 2024, as compared with $324.6 million for the year ended December 31, 2023, a decrease of $96.2 million or 29.6%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period and a $3.9 million increase in interest income related to cash flow hedges of interest rate risk. The Company's outstanding term debt decreased in the first fiscal quarter of 2024 as a result of the paydowns on our term debt using proceeds from the IPO Offerings. The Company also refinanced the First Lien facility in the first fiscal quarter of 2024 and, again, in the fourth fiscal quarter of 2024 resulting in a reduction of the applicable interest rate margin to 3.25% and 2.50%, respectively.

Income Tax Benefit

Income tax benefit was $14.2 million for the year ended December 31, 2024, as compared with $20.6 million for the year ended December 31, 2023, a change of $6.4 million which corresponds with a change in the effective tax rate from 11.6% for the year ended December 31, 2023 to 40.9% for the year ended December 31, 2024. The increase in the effective tax rate is primarily due to limitations on the deductibility of certain executive compensation that now apply to the Company upon completion of its IPO in January 2024, partially offset by the tax benefit related to the Silver legal settlement. The terms of the settlement agreement, including partial deductibility for tax purposes, were finalized in 2024 and resulted in favorable treatment for tax purposes. See Note 14 “Commitments and Contingencies” within the consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Net Loss

Net loss was $20.5 million for the year ended December 31, 2024, as compared with $156.8 million for the year ended December 31, 2023, a decrease of $136.3 million. Net loss for 2024 includes the aforementioned $44.1 million of expense related to non-recurring costs directly associated with the IPO Offerings. Additionally, the Company incurred a write-off of $12.7 million of unamortized debt issuance costs upon the extinguishment of the Second Lien and $49.2 million of non-cash share-based compensation expense related to new equity awards granted to management and certain full-time employees in connection with the IPO Offerings. The increase in expenses is offset by the aforementioned decrease in interest expense, net, income tax benefit, and legal settlement and defense costs, and increase in revenues. When excluding the approximately $30 million QIP received in 2023, net loss decreased by $166.5 million compared to a net loss of $187.0 million in 2023.

Adjusted EBITDA (1)

Adjusted EBITDA was $588.1 million for the year ended December 31, 2024, as compared with $537.8 million for the year ended December 31, 2023, an increase of $50.3 million or 9.3%. When excluding the approximately $30 million QIP received in 2023, Adjusted EBITDA increased $80.5 million or 15.9%. The increase of $50.3 million primarily resulted from the following segment activity and factors:

•
an increase of $77.6 million, or 14.4% growth on consolidated 2023 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
o
When excluding the approximately $30 million QIP received in 2023, consolidated Adjusted EBITDA related to the Pharmacy Solutions segment increased 10.6% compared to consolidated Adjusted EBITDA of $507.6 million in 2023.
•
a decrease of $27.3 million, or 5.1% decline on consolidated 2023 Adjusted EBITDA, as a result of increased corporate expenses incurred primarily due to investments in information technology and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Segment Results of Operations

Pharmacy Solutions Segment

The following table sets forth, for the years indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Years Ended December 31,
			Change
	2024	2023	Amount	%
Revenues	$8,754,282	$6,522,450	$2,231,832	34.2%
Cost of goods	8,008,501	5,840,716	2,167,785	37.1%
Gross profit	745,781	681,734	64,047	9.4%
Selling, general, and administrative expenses	462,219	426,521	35,698	8.4%
Segment operating income	$283,562	$255,213	$28,349	11.1%
Segment EBITDA	$394,665	$370,962	$23,703	6.4%

Business Metrics:
Prescriptions dispensed	41,816,584	37,390,655	4,425,929	11.8%
Revenue per script	$209.35	$174.44	$34.91	20.0%
Gross profit per script	$17.83	$18.23	$(0.40)	(2.2)%

Revenues

Revenues were $8,754.3 million for the year ended December 31, 2024, as compared with $6,522.5 million for the year ended December 31, 2023, an increase of $2,231.8 million or 34.2%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenue attributable to Infusion and Specialty Pharmacy was $6,526.0 million for the year ended December 31, 2024, as compared with $4,600.9 million for the year ended December 31, 2023, an increase of $1,925.1 million or 41.8% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenue attributable to Home and Community Pharmacy was $2,228.3 million for the year ended December 31, 2024, as compared with $1,921.6 million for the year ended December 31, 2023, an increase of $306.7 million or 16.0% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $8,008.5 million for the year ended December 31, 2024, as compared with $5,840.7 million for the year ended December 31, 2023, an increase of $2,167.8 million or 37.1%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $745.8 million for the year ended December 31, 2024, as compared with $681.7 million for the year ended December 31, 2023, an increase of $64.0 million or 9.4%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins, partially offset by the QIP received in 2023 for which there was no comparable in 2024. When excluding the approximately $30 million QIP received in 2023, gross profit increased 14.5% compared to gross profit of $651.5 million in 2023.

Gross profit margin for the year ended December 31, 2024 was 8.5% compared to 10.5% for the year ended December 31, 2023. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, an increase in the fulfillment cost per script in Home and Community Pharmacy, and the QIP received in 2023 for which there was no comparable in 2024. When excluding the aforementioned QIP, gross profit margin was 10.0% for the year ended December 31, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $462.2 million for the year ended December 31, 2024, as compared with $426.5 million for the year ended December 31, 2023, an increase of $35.7 million or 8.4%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $394.7 million for the year ended December 31, 2024, as compared with $371.0 million for the year ended December 31, 2023, an increase of $23.7 million or 6.4%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period, partially offset by the QIP received in 2023 for which there was no comparable in 2024. When excluding the approximately $30 million QIP received in 2023, segment EBITDA increased 15.8% compared to segment EBITDA of $340.8 million in 2023. See Note 17 “Segment Information” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

Provider Services Segment

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Years Ended December 31,
			Change
	2024	2023	Amount	%
Revenues	$2,512,190	$2,303,725	$208,465	9.0%
Cost of services	1,669,536	1,551,665	117,871	7.6%
Gross profit	842,654	752,060	90,594	12.0%
Selling, general, and administrative expenses	549,026	518,297	30,729	5.9%
Segment operating income	$293,628	$233,763	$59,865	25.6%
Segment EBITDA	$360,642	$306,776	$53,866	17.6%

Business Metrics:
Home Health Care average daily census	44,920	40,068	4,852	12.1%
Community and Rehab Care persons served	16,684	16,655	29	0.2%

Revenues

Revenues were $2,512.2 million for the year ended December 31, 2024, as compared with $2,303.7 million for the year ended December 31, 2023, an increase of $208.5 million or 9.0%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenue attributable to Home Health Care was $1,041.3 million for the year ended December 31, 2024, as compared with $921.4 million for the year ended December 31, 2023, an increase of $119.9 million or 13.0%. Revenue attributable to Community and Rehab Care was $1,470.9 million for the year ended December 31, 2024, as compared with $1,382.3 million for the year ended December 31, 2023, an increase of $88.6 million or 6.4%.

Revenues for the Company's Community Living business were $1,194.3 million for the year ended December 31, 2024, as compared with $1,135.2 million for the year ended December 31, 2023. When excluding the Community Living business revenues, Provider Services revenues increased by $149.4 million or 12.8%.

Cost of Services

Cost of services was $1,669.5 million for the year ended December 31, 2024, as compared with $1,551.7 million for the year ended December 31, 2023, an increase of $117.9 million or 7.6%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $842.7 million for the year ended December 31, 2024, as compared with $752.1 million for the year ended December 31, 2023, an increase of $90.6 million or 12.0%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $549.0 million for the year ended December 31, 2024, as compared with $518.3 million for the year ended December 31, 2023, an increase of $30.7 million or 5.9%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $360.6 million for the year ended December 31, 2024, as compared with $306.8 million for the year ended December 31, 2023, an increase of $53.9 million or 17.6%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 17 “Segment Information” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. GAAP, which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, and Adjusted EPS. These non-GAAP financial measures are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net loss and diluted EPS. Rather, we present EBITDA, Adjusted EBITDA, and Adjusted EPS as supplemental measures of our performance.

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net loss before income tax benefit, interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; restructuring and divestiture-related and other costs; legal and settlement costs associated with certain historical matters for PharMerica; significant projects; management fees; and unreimbursed COVID-19 related costs. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net loss. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters, all of which have been finalized as of December 31, 2024, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

The significant projects adjustment represents costs associated with certain transformational projects, which are not considered to be a part of our normal and recurring business operations and are not expected to recur in our future business plans. As of December 31, 2024, all significant projects have been finalized. Moreover, the costs associated with significant projects, which are incurred on an infrequent and limited basis, are not reflective of our operating performance. Due to the aforementioned reasons, we have excluded the costs related to significant projects from our Adjusted EBITDA and Adjusted EPS, as such adjustment provides a more meaningful understanding to investors and others of our ongoing results.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS are not measures of financial performance under U.S. GAAP and should be considered in addition to, and not as a substitute for, net loss, diluted EPS or other financial measures performed in accordance with U.S. GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.

Given our determination of adjustments in arriving at our computations of EBITDA, Adjusted EBITDA, and Adjusted EPS, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to net loss, operating income, loss per diluted share, cash flows from operating activities, total indebtedness, or any other financial measures calculated in accordance with U.S. GAAP.

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Years Ended December 31,
	2024	2023
Net loss	$(20,521)	$(156,835)
Income tax benefit	(14,217)	(20,578)
Interest expense, net	228,386	324,593
Depreciation and amortization	204,482	202,336
EBITDA	$398,130	$349,516
Non-cash share-based compensation (1)	69,174	3,917
Acquisition, integration, and transaction-related costs (2)	34,869	20,734
Restructuring and divestiture-related and other costs (3)	38,031	21,848
Legal costs and settlements (4)	21,886	127,695
Significant projects (5)	2,604	8,379
Management fees (6)	23,381	5,631
Unreimbursed COVID-19 related costs	—	88
Total adjustments	$189,945	$188,292
Adjusted EBITDA	$588,075	$537,808

(1)
Represents non-cash share-based compensation to certain members of our management and other full-time employees. The year ended December 31, 2024 includes $49.2 million of costs related to new equity awards granted upon the completion of our IPO under the 2024 Equity Incentive Plan and $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, a portion of which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation; costs associated with the integration of acquisitions, including any facility consolidation, integration travel, or severance; and costs associated with other planned, completed, or terminated non-routine transactions. The year ended December 31, 2024 includes acquisition and integration related costs of $17.4 million, earn-out adjustments from previous acquisitions of $2.4 million, and other non-routine transaction costs of $8.7 million, as compared to acquisition and integration related costs of $3.7 million for the year ended December 31, 2023. These costs also included $6.4 million and $4.7 million of costs related to the IPO Offerings which were not capitalizable for the years ended December 31, 2024 and 2023, respectively.
(3)
Represents costs associated with restructuring-related activities, including closure costs, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs included $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the year ended December 31, 2024. These costs also included $7.3 million and $10.6 million of intangible asset and other non-cash investment impairment for the years ended December 31, 2024 and 2023, respectively.
(4)
Represents settlement and defense costs associated with certain historical PharMerica litigation matters, including the Silver matter, all of which were finalized in 2024. See Note 14 “Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K, for additional information.
(5)
Represents costs associated with certain transformational projects and for the periods presented primarily included general ledger system implementation, pharmacy billing system implementation, and ransomware attack response costs, all of which were finalized in 2024. General ledger system migration and related business intelligence system implementation costs, which were capitalized as development costs and are subsequently amortized in accordance with ASC 350-40, Internal Use Software, were $0.7 million and $2.0 million for the years ended December 31, 2024, and 2023, respectively. Pharmacy billing system implementation costs were $0.7 million and $2.2 million for the year ended December 31, 2024 and 2023, respectively. Ransomware attack response costs were $1.0 million and $3.4 million for the years ended December 31, 2024 and 2023.
(6)
Represents annual management fees payable to the Managers under the Monitoring Agreement through the date of the IPO, and $22.7 million of termination fees resulting from the Monitoring Agreement being terminated upon completion of the IPO Offerings. All management fees have ceased following the completion of the IPO.

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Years Ended December 31,
	2024	2023
Diluted EPS	$(0.09)	$(1.31)
Non-cash share-based compensation (1)	0.34	0.03
Acquisition, integration, and transaction-related costs (1)	0.17	0.16
Restructuring and divestiture-related and other costs (1)	0.19	0.17
Legal costs and settlements (1)	0.11	1.01
Significant projects (1)	0.01	0.07
Management fee (1)	0.12	0.04
Unreimbursed COVID-19 related costs (1)	—	0.00
Income tax impact on adjustments (2)(3)	(0.29)	(0.10)
Adjusted EPS	$0.56	$0.07

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net loss per share	192,997	117,868
Weighted average common shares outstanding used in calculating diluted Non-GAAP earnings per share	202,106	126,355

(1) This adjustment reflects the per share impact of the adjustment reflected within the definition of Adjusted EBITDA.

(2) The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

(3) For the year ended December 31, 2024, the income tax impact on adjustments is inclusive of a discrete tax benefit related to the Silver matter that was finalized in connection with the signing of the settlement agreement during the second fiscal quarter of 2024.

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

We evaluate our liquidity based upon the availability we have under our First Lien Facilities, as applicable, in addition to the net cash provided by (used in) operating, investing, and financing activities. Specifically, we review the activity under the Revolving Credit Facility and the LC Facility and consider period end balances outstanding under the Revolving Credit Facility and the LC Facility. Based upon the outstanding borrowings and letters of credit under the Revolving Credit Facility and the LC Facility, we calculate the availability for incremental borrowings under the Revolving Credit Facility and the LC Facility. Such amount, in addition to cash on our balance sheet, is what we consider to be our “Total Liquidity.”

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Years Ended December 31,
	2024	2023
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$50,700	$74,800
Borrowings (repayments) of swingline debt, net	12,600	(24,100)
Ending Revolving Credit Facility balance	$63,300	$50,700

Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$530,000
Less: outstanding Revolving Credit Facility balance	63,300	50,700
Less: outstanding letters of credit subject to LC Sublimit	—	6,632
Less: outstanding letters of credit under the LC Facility	61,821	54,279
End of period Revolving Credit Facility and LC Facility availability	414,879	418,389
End of period cash balance	61,253	13,071
Total Liquidity, end of period	$476,132	$431,460

Cash Flow Activity

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Years Ended December 31,
	2024	2023	Variance
Net cash provided by operating activities	$23,774	$210,783	$(187,009)
Net cash used in investing activities	$(140,237)	$(134,433)	$(5,804)
Net cash provided by (used in) financing activities	$164,645	$(76,907)	$241,552

Operating Activities

Net cash provided by operating activities decreased by $187.0 million, from $210.8 million for 2023, to $23.8 million for 2024. The decrease was primarily due to the following:

•
a $114.0 million increase in cash outflows for the payments of legal settlements including the Silver matter in 2024;
•
a $55.0 million increase in cash outflows due to an increase in strategic inventory purchases from 2023;
•
a $35.5 million increase in one-time cash outflows for direct and indirect remuneration (“DIR”) fees paid in connection with the conclusion of the DIR program;
•
an approximately $30 million decrease in cash inflows related to the QIP received in 2023 that was not received in 2024;
•
a $18.8 million decrease in cash inflows related to the PRF general distribution received in 2023 that was not received in 2024;
•
a $17.6 million increase in cash outflows attributable to acquisition and restructuring activities;

•
a $17.3 million increase in cash outflows directly attributable to management fees paid in 2024 as a result of the termination of the Monitoring Agreement in connection with the IPO Offerings; offset by
•
a decrease of $92.1 million in cash outflows for interest, net primarily as a result of paydowns, extinguishments and modifications of debt utilizing proceeds from the IPO Offerings; and
•
a decrease of $12.5 million in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities increased by $5.8 million, from $134.4 million in 2023, to $140.2 million in 2024. The increase was primarily due to a $7.4 million increase in purchases of property and equipment and a decrease of $3.3 million cash paid for acquisitions.

Financing Activities

Net cash provided by financing activities was $164.6 million for the year ended December 31, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, net borrowings on our Revolving Credit Facility of $12.6 million, partially offset by extinguishment of and net repayments on our long-term debt of $830.3 million, payment of debt issuance costs of $47.0 million, payment of finance lease obligations of $11.6 million, and other financing activities.

Net cash used in financing activities was $76.9 million for the year ended December 31, 2023, primarily attributable to repayments on our long-term debt of $30.4 million, net repayments on our Revolving Credit Facility of $24.1 million, payment of finance lease obligations of $11.6 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed.

On March 5, 2019, the Company entered into the First Lien Credit Agreement with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and Collateral Agent. The Company also entered into a $450.0 million Second Lien Facility with certain Lenders and Wilmington Trust, National Association as the Administrative Agent and Collateral Agent, on the same date. The First Lien Credit Agreement, as amended, also extends credit in the form of a Revolving Credit Facility, or the Revolver, which is comprised of Revolving Credit Loans and Swingline Loans. The total borrowing capacity of the Revolver as of December 31, 2024 was $475.0 million. Additionally, the Letter of Credit Issuer may issue standby Letters of Credit at any time and the Swingline Lender may issue Swingline Loans in an aggregated amount outstanding not in excess of $65.0 million.

Following our IPO Offerings in January 2024, we used a portion of the net proceeds received to repay all outstanding borrowings under the Second Lien Facility and repay $343.3 million of borrowings under the First Lien Facility. No remaining obligation exists related to the Second Lien Facility and the transaction was accounted for as a debt extinguishment resulting in a $12.7 million related to the write-off of unamortized debt issuance costs. At that time, we also established a new Tranche B-4 under the First Lien to refinance the equivalent amount of the remaining First Lien Tranche B-1, B-2 and B-3 borrowings. On December 11, 2024, we again amended the First Lien to establish a new Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million to refinance the equivalent amount of the remaining Tranche B-4 borrowings at a rate equal to SOFR plus 2.50% or ABR plus 1.50% with a maturity date of February 21, 2031.

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. Refer to Note 6 within our consolidated financial statements and related notes in this Annual Report on Form 10-K for further discussion.

Our outstanding debt as of December 31, 2024 was $2,683.3 million, which is primarily comprised of $2,546.8 million outstanding under the First Lien Facility, $63.3 million outstanding under the Revolver, and $53.8 million outstanding related to Amortizing Notes.

The First Lien Credit Agreement described above contain customary negative covenants, including, but not limited to, restrictions on the Company and its restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change their lines of business or fiscal year. In addition, under the Revolving Credit Facility, the Company will not permit the consolidated first lien secured debt to consolidated EBITDA (as defined in the First Lien Credit Agreement) ratio to be greater than 6.90 to 1.00, which shall be tested as of the end of the most recent quarter at any time when the aggregate revolving credit loans exceed 35% of the total revolving credit commitments. We were in compliance with all applicable financial covenants under the First Lien Facilities as of December 31, 2024.

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancings of existing term debt in 2024, did not result in a change to the terms of the interest rate swap agreements. For years ended December 31, 2024 and 2023, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $35.3 million and $31.4 million, respectively.

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	December 31,	December 31,	December 31,	December 31,	Fiscal Year	Fiscal Year
	2024	2023	2024	2023	2024	2023
First Lien - payable to lenders at SOFR plus applicable margin	—	8.72%	$—	$1,719,360	$21,217	$146,167
First Lien Tranche B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	8.97%	—	1,189,975	15,106	104,190
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	—	—	—	—	176,223	—
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.86%	—	2,546,787	—	10,353	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	13.97%	—	450,000	5,239	62,012
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	7.61%	9.59%	—	50,000	387	3,988
Swingline Loans and Base Rate Loans - payable to lenders at ABR plus applicable margin	9.75%	11.75%	63,300	700	12,392	12,243
Amortizing Notes			53,804	—	5,726	—
Notes payable and other			19,428	4,356	316	2
Amortization of deferred financing costs & other, net of interest income from cash flow hedges			—	—	(18,573)	(4,009)
Total debt			$2,683,319	$3,414,391	$228,386	$324,593
Less: debt issuance costs, net			72,736	50,177
Total debt, net of debt issuance costs			2,610,583	3,364,214
Less: Current portion of long-term debt			48,725	32,273
Total long-term debt, net of current portion			$2,561,858	$3,331,941

Our Company leverage, as calculated under our First Lien Credit Facilities, was 4.16x at December 31, 2024. Our Company leverage, as calculated under our First Lien Facilities and the Second Lien Credit Agreement, was 5.86x at December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any material off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2024 and 2023, we were not involved in any unconsolidated SPE transactions. We do enter into letters of credit in the normal course of our operations.

Critical Accounting Policies and Use of Estimates

In preparing our consolidated financial statements in conformity with U.S. GAAP, we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

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

The Company performs an annual goodwill impairment test on October 1st of each year for each reporting unit. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more-likely-than-not that the fair value of a reporting unit was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we would perform quantitative impairment testing. The quantitative impairment test is a single-step process. The process requires the Company to estimate and compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill is deemed impaired, and an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value.

A reporting unit is either an operating segment or one level below the operating segment. The Company has six reporting units. Through November 1, 2022, the Company had a seventh reporting unit, Workforce Solutions, which was sold effective November 1, 2022.

In each of 2024, 2023, and 2022, we performed a quantitative assessment of all reporting units as of October 1. We engaged a third-party valuation firm to assist in calculating each reporting unit’s fair value, which is derived using a combination of both income and market approaches. The material assumptions underlying the estimate of fair value of each reporting unit included the following:

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

2024 Goodwill Impairment Analysis

As of October 1, 2024, our six reporting units had an aggregate carrying amount of $4.3 billion. Our Behavioral Health, Specialty Solutions, and Hospice Pharmacy reporting units had fair values that substantially exceeded their respective carrying amounts and an aggregate goodwill balance of $559.2 million.

Our Home Infusion, Home Health and Therapies, and Institutional Pharmacy reporting units had fair values that exceeded their carrying amounts by less than 25%, carrying amounts of $334.3 million, $1.8 billion, and $1.1 billion and goodwill balances of $192.5 million, $1.4 billion, and $454.0 million, respectively.

Notwithstanding our belief that the assumptions we used for WACC and long-term growth rates in our impairment testing were reasonable, we performed sensitivity analyses for the Home Infusion, Home Health and Therapies and Institutional Pharmacy reporting units. The results of these sensitivity analyses on our impairment tests revealed that if there was a hypothetical 1% increase in the WACC or a hypothetical 1% decrease in the long-term growth rate, the fair value of the Home Infusion, Home Health and Therapies, and Institutional Pharmacy reporting units each would continue to be in excess of its carrying amount. We believe that our estimates and assumptions used in the 2024 goodwill impairment tests are reasonable but are subject to change from period to period. Actual results of operations and other factors may differ from the estimates used and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair values derived in the 2024 impairment testing.

We then conducted an analysis of market data inputs and risk considerations in the period since the 2024 impairment test date and do not believe that market or risk considerations changed materially. Further, we had no substantial changes in our long-term projections between those used in the 2024 impairment test. Therefore, we do not believe there were any material changes to the conclusions reached with no impairment of goodwill and indefinite-lived intangible assets.

2023 and 2022 Goodwill Impairment Analyses

Our 2023 goodwill impairment analysis concluded that the fair value of the Behavioral Health, Specialty Solutions, Hospice Pharmacy, and Home Infusion reporting units were each substantially in excess of carrying value. Our Home Health and Therapies and Institutional Pharmacy reporting units had fair values that exceeded their carrying amounts by less than 10%, carrying amounts of $1.6 billion and $1.2 billion, and goodwill balances of $1.4 billion, and $447.0 million, respectively.

Our 2022 goodwill impairment analysis concluded that the fair value of the Home Health and Therapies, Behavioral Health, Institutional Pharmacy, Specialty Pharmacy and Home Infusion reporting units were each substantially in excess of carrying value. Our Hospice Pharmacy and Workforce Solutions reporting units had carrying amounts that exceeded their respective fair values, and an aggregate carrying amount of $332.1 million. We recognized non-cash goodwill impairment charges of $25.5 million and $15.4 million related to the Hospice Pharmacy and Workforce Solutions reporting units, respectively, during the year ended December 31, 2022. Following the goodwill impairment charges, the Hospice Pharmacy and Workforce Solutions reporting units had goodwill balances of $92.1 million and $77.4 million, respectively.

The Company’s intangible assets are comprised primarily of trade names, customer contracts and relationships, and licenses, which are amortized on a straight-line basis over their estimated useful lives, which is generally two to twenty years. The Company’s indefinite-lived intangible assets are comprised of indefinite lived licenses, which are reviewed for impairment annually or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the intangible asset below its carrying amount. We elected to perform a qualitative assessment for our intangible assets for our annual impairment test in the fourth quarter of 2024, 2023 and 2022. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. We recorded intangible impairment of $6.6 million and $8.3 million related to definite-lived intangible licenses for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2022, we recorded no impairment related to intangible assets.

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

Self-insurance

The Company is self-insured for a substantial portion of the Company’s general and professional liability, automobile liability, workers’ compensation risks, and health benefits, subject to certain stop loss coverage at a high level of losses. Given the policy limits and high deductibles and/or self-insured retentions on many of the Company’s insurance programs, the vast majority of claims may not be paid by third-party insurance.

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

Interest Rate Risk

Our Company is exposed to interest rate risk related to changes in interest rates for borrowings under our First Lien Facilities. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our First Lien in excess of the notional amount of the swaps are subject to variable interest rates.

As of December 31, 2024, we had three interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. See Note 5 “Debt and Derivatives” within the audited consolidated financial statements and related notes, included elsewhere in the Annual Report on Form 10-K.

The changes in fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income, or AOCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense, net as interest payments are made on the Company’s variable-rate debt. The Company expects approximately $10.6 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

As of December 31, 2024, our debt outstanding was $2.7 billion, of which $2.0 billion is fixed through interest rate swap agreements. A hypothetical 1% increase in interest rates would increase our net loss and decrease our cash flows by $6.1 million on an annual basis based upon our borrowing level at December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSpring Health Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BrightSpring Health Services, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of self-insurance liabilities

As discussed in Note 1 to the consolidated financial statements, the Company is self-insured for a substantial portion of its general and professional liabilities, automobile liabilities, and workers’ compensation liabilities. As discussed in Note 8 to the consolidated financial statements, accrued expenses include workers’ compensation insurance reserves, general and professional liability insurance reserves, and automobile insurance reserves of $19,966 thousand, $8,328 thousand, and $21,353 thousand, respectively, and long-term liabilities include workers’ compensation insurance reserves, general and professional liability insurance reserves, and automobile insurance reserves of $25,360 thousand, $21,182 thousand, and $9,034 thousand, respectively, as of December 31, 2024.The liabilities recognized for workers’ compensation are actuarially determined estimates, while the other reserves are based on analyses performed by management.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s ability to estimate self-insurance reserves, and assessed potential management bias, by comparing the prior year estimated reserves to subsequent adjustments to those reserves recorded in the current year. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s expected loss rates used to determine claims incurred but not reported for workers’ compensation liabilities by developing an independent expectation of the loss rates using actuarial methodologies and independent assumptions and comparing them to the Company’s expected loss rates
•
evaluating the Company’s determination of the ultimate cost of reported claims by developing an independent estimate of the Company’s loss development factors and comparing them to the Company’s loss development factors used to determine the ultimate cost of reported claims.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Louisville, Kentucky
March 6, 2025

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$61,253	$13,071
Accounts receivable, net of allowance for credit losses	1,028,654	881,627
Inventories	640,568	402,776
Prepaid expenses and other current assets	162,579	159,167
Total current assets	1,893,054	1,456,641
Property and equipment, net of accumulated depreciation of $450,309 and $368,089 at December 31, 2024 and 2023, respectively	250,286	245,908
Goodwill	2,671,524	2,608,412
Intangible assets, net of accumulated amortization	811,482	881,476
Operating lease right-of-use assets, net	249,748	267,446
Deferred income taxes, net	5,575	—
Other assets	44,471	72,838
Total assets	$5,926,140	$5,532,721
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$941,292	$641,607
Accrued expenses	356,538	492,363
Current portion of obligations under operating leases	69,665	71,053
Current portion of obligations under financing leases	12,113	11,141
Current portion of long-term debt	48,725	32,273
Total current liabilities	1,428,333	1,248,437
Obligations under operating leases, net of current portion	187,614	201,655
Obligations under financing leases, net of current portion	24,991	22,528
Long-term debt, net of current portion	2,561,858	3,331,941
Deferred income taxes, net	—	23,668
Long-term liabilities	71,759	91,943
Total liabilities	4,274,555	4,920,172
Redeemable noncontrolling interests	3,730	27,139
Shareholders’ equity:
Common stock, $0.01 par value, 1,500,000,000 and 137,398,625 shares authorized, 174,245,990 and 117,857,055 shares issued and outstanding at December 31, 2024 and 2023, respectively	$1,742	$1,179
Preferred stock, $0.01 par value, 250,000,000 authorized; no shares issued and outstanding at December 31, 2024; no shares authorized, issued or outstanding at December 31, 2023	—	—
Additional paid-in capital	1,866,850	771,336
Accumulated deficit	(222,155)	(200,319)
Accumulated other comprehensive income	1,418	12,544
Total shareholders’ equity	1,647,855	584,740
Noncontrolling interest	—	670
Total equity	1,647,855	585,410
Total liabilities, redeemable noncontrolling interests, and equity	$5,926,140	$5,532,721

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Products	$8,754,282	$6,522,450	$5,264,423
Services	2,512,190	2,303,725	2,456,137
Total revenues	11,266,472	8,826,175	7,720,560
Cost of goods	8,008,501	5,840,716	4,635,404
Cost of services	1,669,536	1,551,665	1,730,912
Gross profit	1,588,435	1,433,794	1,354,244
Selling, general, and administrative expenses	1,382,061	1,286,614	1,125,558
Goodwill impairment loss	—	—	40,856
Operating income	206,374	147,180	187,830
Loss on extinguishment of debt	12,726	—	—
Interest expense, net	228,386	324,593	233,584
Loss before income taxes	(34,738)	(177,413)	(45,754)
Income tax (benefit) expense	(14,217)	(20,578)	8,465
Net loss	(20,521)	(156,835)	(54,219)
Net loss attributable to noncontrolling interests	(2,459)	(2,232)	(312)
Net loss attributable to BrightSpring Health Services, Inc. and subsidiaries	$(18,062)	$(154,603)	$(53,907)

Net loss per common share (Note 9):
Loss per share - basic	$(0.09)	$(1.31)	$(0.46)
Loss per share - diluted	$(0.09)	$(1.31)	$(0.46)
Weighted average shares outstanding:
Basic	192,997	117,868	117,840
Diluted	192,997	117,868	117,840

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net loss	$(20,521)	$(156,835)	$(54,219)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(309)	131	(353)
Cash flow hedges:
Net change in fair value, net of tax (1)	15,826	14,948	28,128
Amounts reclassified to earnings, net of tax (2)	(26,643)	(23,727)	(503)
Total other comprehensive (loss) income	(11,126)	(8,648)	27,272
Total comprehensive loss	(31,647)	(165,483)	(26,947)
Comprehensive loss attributable to redeemable noncontrolling interests	(1,789)	(2,167)	(312)
Comprehensive loss attributable to noncontrolling interest	(670)	(65)	—
Comprehensive loss attributable to BrightSpring Health Services, Inc. and subsidiaries	$(29,188)	$(163,251)	$(26,635)

(1) The income tax effects of the net change in fair value were $(5,149), $(4,591), and $(9,026) for the years ended December 31, 2024, 2023, and 2022, respectively.

(2) The income tax effects of amounts reclassified to earnings were $8,646, $7,683, and $167 for the years ended December 31, 2024, 2023, and 2022, respectively.

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data or otherwise indicated)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at January 1, 2022	117,824,173	$1,178	$772,451	$971	$217	$—	$774,817
Net loss (1)	—	—	—	(53,907)	—	—	(53,907)
Other comprehensive income, net of tax	—	—	—	—	27,272	—	27,272
Share-based compensation	—	—	3,547	—	—	—	3,547
Acquisition of noncontrolling interest	—	—	1,890		—	—	1,890
Adjustments to redemption value of redeemable noncontrolling interest		—		923	—	—	923
Shares issued under share-based compensation plan, including tax effects	36,666	1	233	—	—	—	234
Other	—	—	—	6,297	(6,297)	—	—
Balances at December 31, 2022	117,860,839	$1,179	$778,121	$(45,716)	$21,192	$—	$754,776
Net loss (1)	—	—	—	(154,538)	—	(65)	(154,603)
Other comprehensive loss, net of tax	—	—	—	—	(8,648)	—	(8,648)
Share-based compensation	—	—	3,917	—	—	—	3,917
Repurchase of shares of common stock	(81,654)	(1)	(1,299)	—	—	—	(1,300)
Shares issued under share-based compensation plan, including tax effects	77,870	1	597		—	—	598
Repurchase of stock options	—	—	(10,000)	—	—	—	(10,000)
Investment in noncontrolling interest	—	—	—	(65)	—	735	670
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(18,062)	—	(670)	(18,732)
Other comprehensive loss, net of tax	—	—	—	—	(11,126)	—	(11,126)
Share-based compensation	—	—	69,174	—	—	—	69,174
Exercise of stock options	234,608	2	1,533	—	—	—	1,535
Issuance of common stock for settlement of RSUs	241,971	2	(2)	—	—	—	—
Shares withheld related to net share settlement	(93,678)	(1)	(1,195)	—	—	—	(1,196)
Shares issued for payment of acquisition	2,570,503	26	31,055	—	—	—	31,081
Derecognition of redeemable noncontrolling interest, net of tax	—	—	12,439	(3,774)	—	—	8,665
Issuance of common stock on initial public offering, net (2)	53,333,334	533	661,244	—	—	—	661,777
Proceeds from stock purchase contract issued under tangible equity units, net (3)	—	—	321,611	—	—	—	321,611
Other	102,197	1	(345)	—	—	—	(344)
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855

(1) Net loss to the Company for the years ended December 31, 2024, 2023, and 2022 excludes $(1,789), $(2,167), and $(312), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

(2)Issuance of common stock on initial public offering is presented net of underwriting discounts and commissions, and offering-related expenses of $36.8 million and tax benefit of $5.3 million

(3)Proceeds from stock purchase contract issued under tangible equity units is presented net of underwriting discounts and commissions of $9.1 million

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(20,521)	$(156,835)	$(54,219)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	204,482	202,336	203,970
Impairment of long-lived assets	10,235	10,631	10,821
Change in fair value of contingent consideration, net	2,261	—	—
Payment of contingent consideration in excess of acquisition date fair value	(2,351)	—	—
Goodwill impairment	—	—	40,856
Provision for credit losses	33,998	23,237	15,065
Amortization of deferred debt issuance costs	12,108	20,916	20,439
Share-based compensation	69,174	3,917	3,547
Deferred income taxes, net	(25,914)	(52,632)	(27,962)
Loss on divestiture	—	—	5,502
Loss on extinguishment of debt	12,726	—	—
Loss (gain) on disposition of fixed assets	101	349	(903)
Other	(2,451)	(572)	2,696
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(179,040)	(127,246)	(150,466)
Prepaid expenses and other current assets	7,595	(34,899)	(24,280)
Inventories	(236,514)	28,660	(131,833)
Trade accounts payable	303,209	105,649	133,466
Accrued expenses	(144,580)	193,633	(46,035)
Other assets and liabilities	(20,744)	(6,361)	(5,317)
Net cash provided by (used in) operating activities	$23,774	$210,783	$(4,653)

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Investing activities:
Purchases of property and equipment	$(80,913)	$(73,527)	$(70,113)
Acquisitions of businesses, net of cash acquired	(59,797)	(63,058)	(42,459)
Proceeds from sale of business, net of cash divested	—	—	155,793
Other	473	2,152	2,135
Net cash (used in) provided by investing activities	$(140,237)	$(134,433)	$45,356
Financing activities:
Long-term debt borrowings	$2,566,000	$—	$—
Long-term debt repayments	(3,396,334)	(30,441)	(40,721)
Proceeds from issuance of common stock on initial public offering, net	656,485	—	—
Proceeds from issuance of tangible equity units, net	389,000	—	—
Borrowings (repayments) of the Revolving Credit Facility, net	12,600	(24,100)	(17,300)
Payment of debt issuance costs	(47,045)	—	—
Repurchase of shares of common stock	(650)	(650)	—
Proceeds from shares issued under share-based compensation plan	1,535	598	234
Taxes paid related to net share settlement of equity awards	(1,196)	—	—
Repurchase of stock options	—	(10,000)	—
Payment of contingent consideration up to acquisition date fair value	(1,805)	(1,453)	(4,364)
Distributions to redeemable noncontrolling interests	—	—	(750)
Purchase of redeemable noncontrolling interest	(2,316)	—	—
Investment in noncontrolling interests	—	735	—
Payment of financing lease obligations	(11,629)	(11,596)	(10,909)
Net cash provided by (used in) financing activities	$164,645	$(76,907)	$(73,810)
Net increase (decrease) in cash and cash equivalents	48,182	(557)	(33,107)
Cash and cash equivalents at beginning of year	13,071	13,628	46,735
Cash and cash equivalents at end of year	$61,253	$13,071	$13,628
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$211,387	$303,530	$213,308
Income taxes, net of refunds	$24,953	$37,499	$28,851
Supplemental schedule of non-cash investing and financing activities:
Notes issued and contingent liabilities assumed in connection with acquisitions	$22,302	$7,519	$5,134
Financing lease obligations (Note 12)	$13,095	$11,562	$10,652
Repurchases of common stock in accounts payable	$—	$650	$—
Purchases of property and equipment in accounts payable	$12,136	$12,981	$4,597
Acquisition consideration in accounts payable	$—	$2,500	$—
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$5,100	$—	$—
Shares issued in connection with acquisitions	$31,081	$—	$—

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Description of Business

BrightSpring Health Services, Inc. and its subsidiaries (“BrightSpring,” the “Company,” “we,” “us,” or “our”) is a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. Our platform delivers clinical services and pharmacy solutions across Medicare, Medicaid, and commercially-insured populations.

On December 7, 2017, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (“WBA”) purchased PharMerica Corporation (“PharMerica”) and on March 5, 2019, expanded with the acquisition of BrightSpring Health Holdings Corp. (“BrightSpring Corp. Acquisition”). The surviving entity was renamed BrightSpring Health Services, Inc.

BrightSpring Health Services, Inc. completed its initial public offering (“IPO”) of 53,333,334 shares of its common stock at a price of $13.00 per share and its concurrent offering of 8,000,000 6.75% tangible equity units (“TEUs”) with a stated amount of $50.00 per unit in January 2024 (collectively, “the IPO Offerings”). The net proceeds from the IPO Offerings amounted to $656.5 million and $389.0 million for the common stock and TEUs, respectively, after deducting underwriting discounts, commissions, and offering-related expenses. The common stock and TEUs began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively. BrightSpring Health Services, Inc. used a portion of the net proceeds received from the IPO Offerings to repay certain indebtedness (see Note 5) and pay termination fees in connection with the termination of our monitoring agreement with KKR and WBA (the “Monitoring Agreement”) (see Note 16). The remaining proceeds were retained for general corporate purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BrightSpring Health Services, Inc. and its subsidiaries. The Company consolidates its majority-owned and controlled entities, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.

We record a noncontrolling interest for the allocable portion of income or loss and comprehensive income or loss to which the noncontrolling interest holders are entitled based upon their ownership share of the affiliate. The Company determined noncontrolling interests for certain of these VIEs to be redeemable noncontrolling interests, which are presented on the consolidated balance sheets as redeemable noncontrolling interests (see Note 15).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable, inventory, long-lived assets, intangible assets, derivatives, contingent consideration, taxes, insurance reserves, share-based compensation, and goodwill. Actual amounts may differ from these estimates.

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

Pharmacy Solutions

Pharmacy Solutions revenues are generated from the products and services provided in association with the distribution of prescription drugs to consumers primarily under contracts with Prescription Drug Plans (“PDPs”) under Medicare Part D, state Medicaid programs, long-term care institutions, third party insurance companies and private payors. Services provided include individualized medication management and support, staff and patient support programs and solutions, regulatory support, and product delivery. When an order for a prescription is placed with the Company, it creates the performance obligation to deliver a prescription and related services. The performance obligation is satisfied at a point in time upon shipment for specialty pharmacies and upon delivery for home and community-based pharmacies and facility-based pharmacies. Revenues are recognized at a point in time when the associated performance obligations are satisfied at the contractual rate established at or before the time the performance obligation is satisfied.

Contractual Allowances

Revenues and the associated receivables are based upon the actual reimbursements expected to be received and include contractual allowances based upon historical trends, contractual reimbursement terms, and other factors which may impact ultimate reimbursement. Amounts are adjusted to actual reimbursed amounts based upon cash receipts.

Cost of Goods and Cost of Services

We classify expenses directly related to providing goods and services, including associated depreciation and amortization expense, as cost of goods and cost of services, respectively. Direct costs and expenses primarily include cost of drugs, salaries and benefits for direct care and service professionals, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct goods or service-related expenses.

Supplier Rebates

Pharmacy Solutions receives rebates on purchases from select vendors and suppliers for achieving purchase volumes, primarily through agreements with or between WBA, certain of its affiliates, and AmerisourceBergen Drug Corporation (“ABDC”). Rebates for brand name products are generally based on purchasing volumes or actual prescriptions dispensed. Rebates for generic products are primarily based on achieving purchasing volume requirements or other contractually based requirements. The Company considers these rebates product discounts, and as a result, the rebates are recorded as a reduction of product cost and relieved through cost of goods upon the sale of the related inventory or as a reduction of inventory for drugs which have not yet been sold. The rebate recorded is adjusted, if necessary, after the third party validates the appropriate data and notifies the Company of its agreement under the terms of the contract.

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from PDPs under Medicare Part D, institutional healthcare providers, state Medicaid programs, other government agencies, third party insurance companies, and private payors. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for credit losses to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected, with the related expense recorded as a component of selling, general, and administrative expenses. The allowance for credit losses totaled $45.0 million, $45.9 million and $47.4 million as of December 31, 2024, 2023, and 2022, respectively, and is reflected in accounts receivable, net of allowance for credit losses in our consolidated balance sheets.

We regularly monitor past due accounts and establish appropriate reserves to cover potential losses and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings and/or bankruptcies to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance and write off any amounts deemed uncollectible against the established allowance for credit losses. Activity in the allowance for credit losses for the years ended December 31, 2024 and 2023 included provisions of credit losses of $34.0 million and $23.3 million, respectively; write offs of $40.7 million and $26.3 million, respectively; and recoveries and other changes of $5.8 million and $1.5 million, respectively.

Inventories

Inventory is primarily located at the Company’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out (“FIFO”) cost or net realizable value. Physical inventory counts are performed, at a minimum, on a quarterly basis at all pharmacy sites. Inventory and cost of goods are adjusted based upon the results of the physical inventory counts.

Investments

We consolidate investments when the entity is a VIE and we are the primary beneficiary, or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests or redeemable noncontrolling interests in our consolidated financial statements.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $0.7 million as of December 31, 2024 and 2023, and is reflected in other assets within our consolidated balance sheets.

Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company had six reporting units for the purpose of goodwill testing in 2024 and 2023: Institutional Pharmacy, Home Infusion, Specialty Solutions, Hospice Pharmacy, Behavioral Health, and Home Health and Therapies. In 2022, the Company had a seventh reporting unit, Workforce Solutions, which was sold effective November 1, 2022. In 2024, 2023 and 2022, the Company performed a quantitative assessment of all reporting units as of October 1. Refer to Note 4 for discussion of results.

Our intangible assets consist primarily of customer relationships, trade names, and definite-lived licenses, which are amortized over two to twenty years, based on their estimated useful lives. We also have indefinite-lived intangible licenses. The Company tests all intangible assets for impairment at least annually, and more frequently if impairment indicators arise. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized. We elected to perform a qualitative assessment for all intangible assets for our annual impairment test in the fourth quarter of 2024, 2023 and 2022. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. We recorded impairment related to definite-lived intangible licenses of $6.6 million, $8.3 million, and $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Deferred Offering Costs

Deferred offering costs of $5.6 million, which consist of legal, accounting, filing, and other fees and costs directly attributable to the Company's IPO, were capitalized, and upon completion of the IPO in January 2024, were subsequently recorded in shareholders' equity as a reduction of proceeds during the first fiscal quarter. As of December 31, 2023, deferred offering costs of $3.9 million were capitalized and included in other assets in our consolidated balance sheets. There were no deferred offering costs as of December 31, 2024.

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

The Company’s policy for treatment of discontinued derivative instruments states that the Company will discontinue hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. Additionally, if it becomes probable that a forecasted transaction will not occur, the Company will recognize immediately in earnings gains and losses that were accumulated in OCI related to the hedging relationship. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company would continue to carry the derivative at its fair value on the consolidated balance sheets and recognize any subsequent changes in its fair value in earnings.

Income Taxes

Our provision for income taxes is based on expected book income, permanent book/tax differences, discrete items, and statutory tax rates in the various jurisdictions in which we operate. Income tax (benefit) expense includes the recognized portion of current and deferred income taxes at a federal, state, and local level. Significant estimates and judgments are required in determining the provision for income taxes.

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

Our policy is to recognize interest related to unrecognized tax benefits as interest expense, and penalties as selling, general, and administrative expenses in the consolidated statements of operations.

Legal Contingencies

We are a party to numerous claims and lawsuits with respect to various matters. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 14.

Insurance Losses

We self-insure a substantial portion of our general and professional liability, automobile liability, workers’ compensation risks, and health benefits, subject to certain stop loss coverage at a high level of losses. Provisions for losses for workers’ compensation risks and health benefits are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 4.5% and 4.0% at December 31, 2024 and 2023, respectively. Provisions for general and professional and automobile liabilities are recorded on a claims-made basis, which includes estimates of fully developed losses for both reported and unreported claims. Accruals for general and professional and automobile liabilities are based on analyses performed internally by management. The liabilities are evaluated quarterly, and any adjustments are reflected in earnings in the period identified. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may differ than the amounts recorded.

Transition Services Agreement (“TSA”)

In conjunction with the divestiture of Workforce Solutions on November 1, 2022, BrightSpring entered into a TSA with the buyer to provide certain transition services in exchange for service fees totaling $15.0 million over the 36 months following the close of the transaction. Services provided primarily include business development, finance and accounting, human resources, IT, facilities management, and compliance. For the years ended December 31, 2024 and 2023, the Company recognized $5.0 million and $7.1 million of other income within selling, general, and administrative expenses in our consolidated statements of operations related to services rendered under the TSA. For the year ended December 31, 2022, other income related to the TSA was not significant.

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

At December 31, 2024 and 2023, the fair value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt approximated fair value as interest rates and negotiated terms and conditions are consistent with current market rates due to the close proximity of recent refinancing transactions to the dates of these consolidated financial statements. All debt classifications and interest rate swaps represent Level 2 fair value measurements. Contingent consideration, which is comprised of future earn-outs and a post-closing equity adjustment feature associated with an acquisition, represents a Level 3 fair value measurement as there is little or no market data available. Refer to Note 13.

Leases

We determine if an arrangement is, or contains, a lease at contract inception and recognize a right-of-use asset and a lease liability at the lease commencement date. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet for select asset classes. The lease liability is measured at the present value of future lease payments as of the lease commencement date. The right-of-use asset recognized is based on the lease liability adjusted for prepaid and deferred rent and unamortized lease incentives. Amortization of the right-of-use asset and accretion of the lease liability for an operating lease are recognized as a single lease cost, on a straight-line basis, over the lease term and included in cost of goods, cost of services, or selling, general, and administrative expenses on our consolidated statements of operations. A finance lease right-of-use asset is amortized on a straight-line basis over the lesser of the useful life of the leased asset or lease term, with interest costs reported separately. Variable common area maintenance and property tax expenses are expensed as incurred. Reductions of the right-of-use asset and the change in the lease liability are included within the changes in other assets and liabilities within operating activities on our consolidated statements of cash flows.

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

We regularly review the carrying value of our right-of-use assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation, and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, operating results, as well as significant events or changes in the reimbursement or regulatory environment. If the undiscounted cash flows suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. We recorded a right-of-use asset impairment of $3.6 million, $2.3 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, included within selling, general, and administrative expenses on the consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets (generally, three to ten years for equipment and software and twenty years for buildings). Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of their respective leases (generally, one to fifteen years).

We regularly review the carrying value of long-lived assets, with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation, and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, operating results, as well as significant events or changes in the reimbursement or regulatory environment. If the undiscounted cash flows suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. There was no impairment for the years ended December 31, 2024, 2023 and 2022.

Segments

Operating segments are defined as components of a company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. The Company’s operating segments have been identified based upon similar economic characteristics, nature of services, types of customers, and how the CODM manages the business and allocates resources in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company has identified three operating segments and has aggregated two of these operating segments into the Provider Services reportable segment. The Pharmacy Solutions operating segment is also a reportable segment.

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

Our Pharmacy Solutions segment operates long-term institutional pharmacies, hospice pharmacies, specialty oncology pharmacies, and home infusion centers. Our service offerings are impacted by medication availability and reliability, cost containment, staff and patient support solutions, and regulatory support. Our Pharmacy Solutions segment is designed to drive medication adherence, patient outcomes, process efficiency, and compliance in a number of areas.

Substantially all of the Company’s revenues are generated inside the United States, with the Provider Services segment generating insignificant amounts of revenue in Canada. Refer to Note 17 for additional information on the Company’s segments.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based compensation awards based on the fair value of each award at its grant date and recognizes expense over the related service period on a straight-line basis. The Company accounts for forfeitures of share-based compensation awards as they occur. Compensation expense for share-based payments is included in cost of goods, cost of services, and selling, general, and administrative expenses in our consolidated statements of operations.

Foreign Currency Translation

BrightSpring’s Canadian subsidiary designates its local currency as its functional currency. Operating results are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using period-end exchange rates. The resulting translation adjustments are included as a component of AOCI in shareholders’ equity. Operating results from foreign operations are not material to our consolidated financial statements.

Government Actions to Mitigate COVID-19’s Impact

On May 11, 2023, the Department of Health and Human Services declared that the COVID-19 pandemic is no longer a public health emergency. Through the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, and the Consolidated Appropriations Act, $178 billion of funding was authorized to be distributed to health care providers through the Provider Relief Fund (“PRF”) in response to COVID-19. The Company did not receive or recognize into income any funds from the PRF during the year ended December 31, 2024. The Company received and recognized into income $18.8 million in the year ended December 31, 2023, as compared with receiving no funds and recognizing $29.8 million into income during the year ended December 31, 2022. The income recognized in each period was offset directly by expenses incurred within selling, general, and administrative expenses in our consolidated statements of operations, resulting in no net financial impact to the Company.

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting. This ASU requires the following disclosures on an annual and interim basis:

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a retrospective basis. The Company adopted the ASU for the year ended December 31, 2024. This ASU had no impact on the Company’s consolidated financial condition or results of operations. Refer to Note 17 for the related segment disclosures.

Recently Issued Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was further clarified in January 2025 through the issuance of ASU 2025-01. These ASUs require new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of goods and services and selling, general and administrative expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The adoption of this guidance will have no impact on the Company's consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related disclosures.

2. Revenues

The Company is substantially dependent on revenues received under contracts with federal, state, and local government agencies. Operating funding sources are generally earned from Medicaid, Medicare, commercial insurance reimbursement, and private and other payors. There is no single customer whose revenue was 10% or more of our consolidated revenue. The following tables set forth revenue by payor type for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Pharmacy Solutions
	For the Years Ended December 31,
	2024		2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$2,360.0	21.0%	$1,657.7	18.8%	$1,339.4	17.3%
Medicaid	829.1	7.4%	656.1	7.4%	517.1	6.7%
Medicare A	546.4	4.8%	549.3	6.2%	481.2	6.2%
Medicare B	70.3	0.6%	61.2	0.7%	42.1	0.6%
Medicare C	1,547.1	13.7%	1,384.3	15.7%	1,243.5	16.2%
Medicare D	3,202.0	28.4%	2,031.9	23.0%	1,482.4	19.2%
Private & other	199.4	1.8%	182.0	2.1%	158.7	2.1%
	$8,754.3	77.7%	$6,522.5	73.9%	$5,264.4	68.3%

	Provider Services
	For the Years Ended December 31,
	2024		2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$197.9	1.8%	$153.9	1.7%	$131.2	1.7%
Medicaid	1,367.0	12.1%	1,318.1	14.9%	1,254.6	16.3%
Medicare A	453.2	4.0%	409.3	4.6%	456.9	5.9%
Medicare B	25.7	0.2%	21.6	0.3%	15.4	0.1%
Medicare C	117.9	1.1%	66.1	0.8%	9.0	0.1%
Private & other	350.5	3.1%	334.7	3.8%	314.4	4.1%
	$2,512.2	22.3%	$2,303.7	26.1%	$2,181.5	28.2%

	Other
	For the Years Ended December 31,
	2024		2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Department of Labor	$—	—	$—	—	$273.4	3.5%
Private & other	—	—	—	—	1.3	0.0%
	$—	—	$—	—	$274.7	3.5%

	Consolidated
	For the Years Ended December 31,
	2024		2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$2,557.9	22.8%	$1,811.6	20.5%	$1,470.6	19.0%
Medicaid	2,196.1	19.5%	1,974.2	22.3%	1,771.7	23.0%
Medicare A	999.6	8.8%	958.6	10.8%	938.1	12.1%
Medicare B	96.0	0.8%	82.8	1.0%	57.5	0.7%
Medicare C	1,665.0	14.8%	1,450.4	16.5%	1,252.5	16.3%
Medicare D	3,202.0	28.4%	2,031.9	23.0%	1,482.4	19.2%
Department of Labor	—	—	—	—	273.4	3.5%
Private & other	549.9	4.9%	516.7	5.9%	474.4	6.2%
	$11,266.5	100.0%	$8,826.2	100.0%	$7,720.6	100.0%

Refer to Note 17 for the disaggregation of revenues by segment.

3. Acquisitions

2024 Acquisitions

During the year ended December 31, 2024, we completed eight acquisitions within the Pharmacy Solutions and Provider Services segments. We entered these transactions in order to expand our services and geographic offerings. Aggregate consideration net of cash acquired for these acquisitions was approximately $110.9 million. The operating results of these acquisitions are included in our consolidated financial statements from the respective dates of the acquisition.

Haven Hospice

The following table summarizes the consideration paid (in thousands) for the September 1, 2024 acquisition of North Central Florida Hospice, Inc. (“Haven Hospice”) and the fair value of the assets acquired and the liabilities assumed at the acquisition date, which has been adjusted for immaterial measurement-period adjustments through December 31, 2024. Haven Hospice provides hospice and palliative care services in the state of Florida. Its results are consolidated within the Provider Services segment.

Inventories	$45
Property and equipment	495
Goodwill	45,114
Intangible assets	19,860
Operating lease right-of-use assets	7,157
Trade accounts payable	764
Current portion of obligations under operating leases	2,235
Obligations under operating leases, net of current portion	4,922
Aggregate purchase price	$64,750

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired intangible assets based upon a third-party valuation. Based on the Company’s preliminary valuations, the total estimated consideration has been allocated to assets acquired and liabilities assumed as of the acquisition date.

Consideration for the Haven Hospice acquisition included a $15.0 million cash payment, $15.0 million seller note payable in 2028, and $30.0 million of the Company's common stock equal to 2,471,251 shares. The number of shares was calculated by dividing $30.0 million by a price per share equal to the average of the volume weighted average trading price of the Company's common stock on each of the fifteen consecutive trading days ending on and including the trading day that is three trading days prior to the closing date, as required by the asset purchase agreement. The sellers are restricted from trading during a 180-day lock-up period from closing with agreed-upon sale volume limitations for four years thereafter. The asset purchase agreement also includes a post-closing adjustment feature to the extent any losses are incurred by the sellers in the sale of their common stock for four years following closing with a final equity adjustment feature (see Note 13).

The estimated intangible assets consist of $14.8 million in indefinite-lived licenses and $5.1 million of trade name. The trade name has an estimated useful life of 10.0 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

Haven Hospice contributed $19.8 million in revenue and $1.0 million of operating income during the year ended December 31, 2024. Pro forma financial data for the Haven Hospice acquisition has not been included as the results of the operations are not material to our consolidated financial statements.

Others

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions, excluding Haven Hospice, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through December 31, 2024. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $19.2 million, respectively.

Accounts receivable	$3,749
Inventories	1,234
Prepaid expenses and other current assets	174
Property and equipment	398
Goodwill	18,093
Intangible assets	31,233
Operating lease right-of-use assets	364
Other assets	1,438
Trade accounts payable	650
Accrued expenses	7,742
Current portion of obligations under operating leases	56
Current portion of obligations under financing leases	53
Obligations under operating leases, net of current portion	308
Obligations under financing leases, net of current portion	8
Deferred income taxes, net	1,686
Aggregate purchase price, net of cash acquired	$46,180

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of acquired intangible assets based upon third-party valuations and/or the values assigned in prior acquisitions that were deemed comparable in nature. Based on the Company’s preliminary valuations, the total estimated consideration has been allocated to assets acquired and liabilities assumed as of the acquisition dates.

The estimated intangible assets consist primarily of $22.3 million in customer relationships, $5.7 million in definite-lived licenses, $2.1 million in indefinite-lived licenses, $0.6 million in covenants not to compete, and $0.5 million in trade names. Definite-lived intangible assets have an estimated weighted average useful life of 14.9 years. We expect $12.3 million of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

The above acquisitions contributed approximately $59.9 million in revenue and $5.0 million in operating income during the year ended December 31, 2024. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our consolidated financial statements.

During the year ended December 31, 2024, the Company incurred approximately $3.4 million in transaction costs related to all aforementioned acquisitions completed in 2024. These costs are included in selling, general, and administrative expenses in our consolidated statements of operations.

The Company also purchased the remaining 30% noncontrolling interest in Gateway Pediatric Therapy, LLC during the first fiscal quarter of 2024 and the remaining 45% noncontrolling interest in Harvest Grove LTC, LLC during the third fiscal quarter of 2024. These transactions did not meet the definition of a business combination in accordance with ASC 805, Business Combinations (refer to Note 15).

2023 Acquisitions

During the year ended December 31, 2023, we completed five acquisitions within the Pharmacy Solutions and Provider Services segments. We entered these transactions in order to expand our services and geographic offerings. Aggregate consideration for these acquisitions was approximately $73.1 million. No cash was acquired as a part of these transactions. The operating results of these acquisitions are included in our consolidated financial statements from the respective dates of the acquisition.

The following table summarizes the consideration paid (in thousands) for 2023 acquisitions, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through December 31, 2023. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $29.8 million and $43.3 million, respectively.

Accounts receivable	$2,500
Inventories	919
Property and equipment	13
Intangible assets	37,914
Goodwill	31,931
Operating lease right-of-use assets	530
Accrued expenses	200
Current portion of obligations under operating leases	207
Obligations under operating leases, net of current portion	323
Aggregate purchase price	$73,077

The intangible assets consist primarily of $18.9 million in indefinite-lived licenses, $14.0 million in customer relationships, $3.9 million in trade names, and $1.1 million in covenants not to compete. Definite-lived intangible assets have an estimated weighted average useful life of 11.2 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

Measurement period adjustments for 2023 acquisitions recorded in the year ended December 31, 2024 were not material to the consolidated financial statements. The Company finalized the purchase price allocation for the 2023 acquisitions prior to the one-year anniversary date of each acquisition.

The above acquisitions contributed approximately $119.3 million and $55.1 million in revenue and approximately $5.7 million and $4.5 million in operating income during the years ended December 31, 2024 and 2023, respectively. Pro forma financial data for 2023 acquisitions has not been included as the results of the operations are not material to our consolidated financial statements.

During the year ended December 31, 2023, the Company incurred approximately $2.5 million in transaction costs related to completed 2023 acquisitions. These costs are included in selling, general, and administrative expenses in our consolidated statements of operations.

4. Goodwill and Intangible Assets

In 2024, 2023 and 2022, the Company performed a quantitative assessment of all reporting units as of October 1. We utilized a combination of the discounted cash flow analysis or “income approach” (50%) and the “market approach” (50%).

Our 2024 and 2023 goodwill impairment analyses concluded that the fair values of all reporting units were in excess of their carrying amounts. Subsequent to completing our goodwill impairment tests, no further indicators of impairment were identified. Based on these analyses, we recorded no goodwill impairment for the years ended December 31, 2024 and 2023.

Our 2022 goodwill impairment analysis concluded that the fair values of the Institutional Pharmacy, Specialty Solutions, Home Infusion, Home Health and Therapies, and Behavioral Health reporting units were in excess of their carrying amounts, and that the fair values of the Hospice Pharmacy and Workforce Solutions reporting units were less than their carrying amounts. We recognized non-cash goodwill impairment charges of $25.5 million related to the Hospice Pharmacy reporting unit and $15.4 million related to the Workforce Solutions reporting unit during 2022, which represent the excess of the reporting units’ carrying values over their respective estimated fair values at October 1, 2022. Subsequent to completing our goodwill impairment tests, no further indicators of impairment were identified. Neither reporting unit includes indefinite-lived intangible assets. The Workforce Solutions reporting unit was subsequently sold effective November 1, 2022.

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

A summary of changes to goodwill is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2023*	$821,406	$1,754,675	$2,576,081
Goodwill added through acquisitions	12,583	19,111	31,694
Measurement period adjustments	—	540	540
Foreign currency adjustments	—	97	97
Goodwill at December 31, 2023*	$833,989	$1,774,423	$2,608,412
Goodwill added through acquisitions	7,063	56,144	63,207
Measurement period adjustments	—	237	237
Foreign currency adjustments	—	(332)	(332)
Goodwill at December 31, 2024*	$841,052	$1,830,472	$2,671,524

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$700,911	$397,246	$303,665	$697,947	$344,662	$353,285	5-20
Trade names	334,917	141,150	193,767	330,029	117,579	212,450	2-20
Licenses	235,065	66,060	169,005	238,682	56,022	182,660	10-20
Doctor/payor network	12,730	10,965	1,765	12,730	8,800	3,930	5-8
Covenants not to compete	8,832	5,925	2,907	13,126	8,535	4,591	2-7
Other intangible assets	10,940	6,362	4,578	10,949	4,809	6,140	5-7
Total definite-lived assets	$1,303,395	$627,708	$675,687	$1,303,463	$540,407	$763,056
Licenses	135,795	—	135,795	118,420	—	118,420	Indefinite
Total intangible assets	$1,439,190	$627,708	$811,482	$1,421,883	$540,407	$881,476

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $114.8 million, $123.1 million, and $126.5 million, respectively.

As of December 31, 2024, total estimated amortization expense for the Company’s definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2025	$108,907
2026	99,884
2027	66,931
2028	59,883
2029	53,667
Thereafter	286,415
$675,687

5. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	December 31, 2024		December 31, 2023
	Rate	Amount	Rate	Amount
First Lien - payable to lenders at SOFR plus applicable margin	—	$—	8.72%	$1,719,360
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	8.97%	1,189,975
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.86%	2,546,787	—	—
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	13.97%	450,000
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	7.61%	—	9.59%	50,000
Swingline Loans and Base Rate Loans - payable to lenders at ABR plus applicable margin	9.75%	63,300	11.75%	700
Amortizing Notes (1)		53,804		—
Notes payable and other		19,428		4,356
Total debt		2,683,319		3,414,391
Less: debt issuance costs, net		72,736		50,177
Total debt, net of debt issuance costs		2,610,583		3,364,214
Less: current portion of long-term debt		48,725		32,273
Total long-term debt, net of current portion		$2,561,858		$3,331,941

(1) See Note 6 for discussion of Amortizing Notes.

As of December 31, 2024, maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2025	$48,725
2026	48,462
2027	37,562
2028	103,848
2029	25,548
Thereafter	2,419,174
$2,683,319

See Note 12 for maturities of obligations under financing leases.

The following discussion summarizes the debt agreements and related extinguishments and modifications for the years ended December 31, 2024 and 2023.

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

We were in compliance with all applicable financial debt covenants at December 31, 2024 and 2023.

First Lien Credit Agreement

On March 5, 2019, the Company entered into a First Lien Credit Agreement (the “First Lien”), with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and the Collateral Agent. The First Lien originally consisted of a principal amount of $1,650.0 million. In 2019, an additional delayed draw of $150.0 million was made on the First Lien, resulting in a gross borrowing of $1,800.0 million (“Tranche B-1”). Borrowings of Tranche B-1 Term Loans (as defined in the First Lien) under the First Lien bore interest at a rate equal to, at our option, (a) Secured Overnight Financing Rate (“SOFR”) (with a floor of 0.00%) plus 3.25% or (b) Alternate Base Rate (“ABR”) plus 2.25%. Principal payments were due on the last business day of each quarter, commencing in September 2019 at 0.25% of the aggregate principal of the original loan amount, with a balloon payment due in March 2026.

The First Lien, as amended in 2020, established a Tranche B-2 Term Loan (“Tranche B-2”) in an aggregate principal amount equal to $550.0 million. The First Lien, as amended in 2021, established a Tranche B-3 Term Loan (“Tranche B-3”) in an aggregate principal amount equal to $675.0 million. Borrowings under Tranche B-2 and Tranche B-3, bore interest at a rate equal to, at our option, (a) SOFR (with a floor of 0.00%) plus 3.50% or (b) ABR plus 2.50%. Principal payments were due on the last business day of each fiscal quarter, commencing in June 2021 at 0.25% of the aggregate principal of the original loan amount, with a balloon payment due in March 2026.

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and amended the First Lien to establish a new Tranche B-4 Term Loan (“Tranche B-4”) in an aggregate principal amount of $2,566.0 million. The proceeds from Tranche B-4 borrowings were used to refinance the equivalent amount of the remaining First Lien Tranches B-1, B-2, and B-3 borrowings at a rate equal to SOFR plus 3.25% with a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments were due on the last business day of each quarter, which commenced in the second fiscal quarter of 2024 and equated to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

On December 11, 2024, we amended the First Lien to refinance Tranche B-4 by establishing a Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million at a rate equal to SOFR plus 2.50% or ABR plus 1.50% with a maturity date of February 21, 2031. The non-cash transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which commenced in the first fiscal quarter of 2025 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

Revolving Credit Facility

The First Lien also extends credit in the form of Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien modification on February 21, 2024, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 3.25% for the Revolving Credit Loans or ABR plus 2.25% for the Swingline Loans. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to approximately $411.7 million. As of December 31, 2023, the Company had $50.7 million of borrowings outstanding under the Revolver and $6.6 million of letters of credit reducing the available borrowing capacity to approximately $417.7 million.

The Company’s First Lien also provides for an additional letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. On September 17, 2024, the Company amended the First Lien to increase the LC Facility from $55.0 million to $65.0 million. As of December 31, 2024 and 2023, there were $61.8 million and $54.3 million of letters of credit outstanding under the LC Facility, respectively, resulting in an available borrowing capacity of $3.2 million and $0.7 million, respectively.

Second Lien Credit Agreement

The Company’s amended and restated Second Lien Credit Agreement (the “Second Lien Facility”), with certain Lenders and Wilmington Trust, National Association, as the Administrative Agent and the Collateral Agent consisted of a principal amount of $450.0 million.

Borrowings under the Second Lien Facility term were subordinated to the First Lien and bore interest at a rate equal to, at our option, (a) SOFR (with a floor of 1.00%) plus 8.50% or (b) ABR plus 7.50%. The aggregate principal was due with a balloon payment in March 2027.

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

As of December 31, 2024, we have the following cash flow hedge agreements with a total notional value of $2.0 billion:

Financial Institution	Effective Dates	Floating Rate Debt	Fixed Rates
Credit Suisse	September 30, 2022 through September 30, 2025	$500,000,000	3.4165%
Morgan Stanley	September 30, 2022 through September 30, 2025	1,050,000,000	3.4200%
Credit Agricole Corporate and Investment Bank	September 30, 2022 through September 30, 2025	450,000,000	3.5241%

The fair value of the cash flow hedges as of December 31, 2024 and 2023 was $10.6 million and $24.9 million, respectively, and reflected in prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheets.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $35.3 million, $31.4 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company expects approximately $10.6 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The debt modifications and extinguishment in 2024 did not impact the effectiveness of the cash flow hedge arrangements outstanding as of December 31, 2024.

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

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital on the consolidated balance sheet. The value allocated to the Amortizing Notes are reflected in long-term debt, with payments expected in the next twelve months reflected in current portion of long-term debt, in the consolidated balance sheet. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

On each February 1, May 1, August 1, and November 1, we pay equal quarterly cash installments of $0.8438 per Amortizing Note commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $20.3 million in TEU principal and interest payments during the year ended December 31, 2024.

The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes. At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the year ended December 31, 2024, 31,211TEUs were converted at the holder's option.

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

The Purchase Contracts are mandatorily convertible into a minimum of 26.2 million shares or a maximum of 30.8 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 26.2 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding on a pro rata basis to the extent that the average applicable market value is equal to or greater than $13.00 but is less than or equal to $15.28 during the period (see Note 9).

7. Income Taxes

Loss before income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
U.S. Operations	$(34,975)	$(177,610)	$(45,852)
Foreign Operations	237	197	98
Loss before income taxes	$(34,738)	$(177,413)	$(45,754)

Income tax (benefit) expense attributable to loss before income taxes is summarized as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current provision:
Federal	$11,463	$25,433	$26,674
State	5,477	6,581	9,710
Foreign	50	40	43
Total current provision	16,990	32,054	36,427
Deferred provision:
Federal	(26,406)	(43,853)	(21,878)
State	(4,801)	(8,779)	(6,084)
Total deferred provision	(31,207)	(52,632)	(27,962)
Income tax (benefit) expense	$(14,217)	$(20,578)	$8,465

A reconciliation of the U.S. Federal income tax rate of 21.0% to income tax (benefit) expense expressed as a percent of pretax loss is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Federal income tax at the statutory rate	21.0%	21.0%	21.0%
(Decrease) increase in income tax (benefit) expense:
State and foreign income taxes, net of federal benefits	(6.1)	(0.4)	(5.5)
Jobs tax credits, net	7.4	1.7	6.7
State deferred rate change	(3.4)	1.9	(0.5)
Legal claims	(5.8)	(14.4)	—
Non-deductible expenses	(1.5)	(0.3)	0.2
Share-based compensation	(12.6)	1.1	0.3
Executive compensation	(2.9)	—	—
Non-deductible goodwill	—	—	(39.7)
Uncertain tax positions	0.0	(0.6)	0.1
Adjustments associated with prior year provision	52.2	0.9	(0.8)
Acquisition impacts	(5.2)	—	—
Minority interest	(1.5)	—	—
Lobbying and political contributions	(1.1)	—	—
Other	0.4	0.7	(0.3)
Total	40.9%	11.6%	(18.5)%

The increase in adjustments associated with prior year provision for 2024 is primarily attributable to finalization of the settlement agreement for the Silver matter, including partial deductibility for tax purposes, as well as the reduction in pre-tax loss.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued expenses	$45,221	$48,404
Allowance for credit losses and contractual allowances	22,546	23,986
Net operating losses	18,796	18,846
Share-based compensation	15,799	4,628
IRC §163(j) interest	96,961	84,696
Operating lease liability	65,958	68,939
Other	21,353	18,258
Deferred tax assets	286,634	267,757
Valuation allowances	(8,968)	(9,866)
Deferred tax assets, net	277,666	257,891

Deferred tax liabilities:
Operating lease right-of-use asset	(64,014)	(67,633)
Property and equipment	(6,338)	(13,896)
Goodwill and other intangible assets	(190,458)	(178,881)
Insurance recovery	(8,677)	(15,048)
Interest rate swaps	(2,604)	(6,101)
Deferred tax liabilities	(272,091)	(281,559)
Deferred income taxes, net	$5,575	$(23,668)

As of December 31, 2024, the Company has federal net operating loss (“NOL”) carryforwards of $11.0 million ($2.3 million deferred tax asset) that resulted from stock acquisitions the Company completed from 2013 through 2019. These NOLs are subject to limitations under Internal Revenue Code (“IRC”) §382. However, the Company expects that it will more-likely-than-not be able to use the recorded amount which takes into account the limitations of the carryforwards. The deferred tax asset for state NOL carryforwards is $7.2 million, net of the federal tax impact and valuation allowances of $9.0 million. The state NOLs have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

With the enactment of the Tax Cuts and Jobs Act of 2019 on December 22, 2017, as of January 1, 2018 and as adjusted by the enactment of the CARES Act on March 25, 2020, the Company is subject to a limitation on interest expense in excess of 30% (50% for 2019 and 2020 pursuant to the CARES Act) of adjusted taxable income calculated for purposes of IRC §163(j). The limitation in any given year may be carried forward indefinitely and deducted as interest expense in future periods. The Company has federal interest expense carryforwards of $386.2 million ($81.1 million deferred tax asset) available for utilization in future years. The deferred tax asset for state interest expense carryforwards is $15.9 million.

A valuation allowance for deferred tax assets was provided as of December 31, 2024 and 2023 related to state income tax NOL carryforwards. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more-likely-than-not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of year	$1,502	$505
(Decrease) increase related to prior year tax positions	(9)	1,502
Decrease related to current year tax positions	—	(42)
Lapse of statue of limitations	—	(463)
Balance at end of year	$1,493	$1,502

Included in the balance of total unrecognized tax benefits at December 31, 2024 are potential benefits of $0.0 million, which if recognized, would affect the effective tax rate for the year ending December 31, 2025. Unrecognized tax benefits that reduce a NOL, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2019. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We expect that the amounts of unrecognized tax benefits will be reduced by $1.5 million within the next twelve months. Total accrued interest and penalties was $0.0 million and $0.1 million as of December 31, 2024 and 2023, respectively, and are included in accrued expenses on the consolidated balance sheets.

8. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Rebate receivable	$49,538	$41,791
Non-trade receivables	46,176	67,126
Prepaid insurance	13,892	13,206
Income tax receivable	13,468	4,935
Inventory returns receivable	11,245	15,300
Interest rate swaps	10,633	—
Prepaid maintenance	3,673	3,619
Other prepaid expenses and current assets	13,954	13,190
Total prepaid expenses and other current assets	$162,579	$159,167

Other assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Deposits	$8,788	$7,137
Notes receivable	8,577	7,840
Insurance recoveries	7,564	8,509
Cloud computing	7,362	9,453
Deferred debt issuance costs	2,470	3,349
Equity method investments	670	720
Interest rate swaps	—	24,947
Deferred offering costs	—	3,850
Other assets	9,040	7,033
Total other assets	$44,471	$72,838

Accrued expenses consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Wages and payroll taxes	$139,417	$127,707
Compensated absences	34,263	32,085
Checks in excess of cash balance	27,643	9,018
Automobile insurance reserves	21,353	27,381
Workers compensation insurance reserves	19,966	22,480
Health insurance reserves	14,934	13,452
Legal settlements and professional fees	13,982	114,677
Deferred revenue	11,001	30,848
Taxes other than income taxes	10,325	9,305
Interest	8,779	3,125
General and professional liability insurance reserves	8,328	22,738
Contingent consideration	3,136	2,650
Recoupment fees	536	36,071
Other	42,875	40,826
Total accrued expenses	$356,538	$492,363

Long-term liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Workers compensation insurance reserves	$25,360	$30,514
General and professional liability insurance reserves	21,182	28,350
Automobile insurance reserves	9,034	8,526
Contingent consideration	5,250	2,681
Employee incentives	3,993	5,189
Deferred gain	764	1,346
Legal settlements and professional fees	—	10,000
Other	6,176	5,337
Total long-term liabilities	$71,759	$91,943

9. Earnings Per Share (“EPS”)

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

The number of additional shares of common stock related to stock option awards subject to only a time-based condition is calculated using the treasury stock method, if dilutive. Stock option awards subject to a performance condition are not included in the denominator of the diluted EPS calculation using the treasury stock method for the years ended December 31, 2023 and 2022, as the performance condition had not been satisfied. Upon completion of the IPO in January 2024, the performance condition was met and a portion of the Tier I options vested (Note 10). Thus, the number of additional shares of common stock related to stock option awards subject to a performance condition are included in the denominator of the diluted EPS calculation using the treasury stock method for the year ended December 31, 2024, if dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) is reflected in the denominator of the diluted EPS calculation using the treasury stock method, if dilutive.

For the year ended December 31, 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For diluted EPS, the shares were assumed to be settled at a conversion factor based on the 20-day VWAP per share of the Company's common stock not to exceed 3.8461 shares per Purchase Contract, if dilutive. See Note 6 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except per share amounts):

	For The Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(20,521)	$(156,835)	$(54,219)
Net loss attributable to noncontrolling interests	(2,459)	(2,232)	(312)
Net loss attributable to common shareholders	$(18,062)	$(154,603)	$(53,907)
Denominator:
Weighted-average shares outstanding - basic	192,997	117,868	117,840

Effect of dilutive securities:
Stock options	—	—	—
RSUs	—	—	—
TEUs	—	—	—
Weighted-average shares outstanding - diluted	192,997	117,868	117,840

Basic net loss per share	$(0.09)	$(1.31)	$(0.46)
Diluted net loss per share	$(0.09)	$(1.31)	$(0.46)

The following potentially common share equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, as well as options that are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	For The Years Ended December 31,
	2024	2023	2022
Stock options (1)	14,936	14,140	14,324
RSUs	10,587	—	—
TEUs	—	—	—
Total	25,523	14,140	14,324

(1) For all periods presented, the dilutive effect of stock options were excluded from the computation of loss per share because the assumed proceeds from the awards' exercise were greater than the average market price of the common shares.

All share and per share amounts have been retroactively adjusted to reflect the effects of the stock split that occurred in January 2024 (see Note 10).

10. Common Stock, Preferred Stock, and Share-Based Compensation

Common Stock

The Company’s Board of Directors approved a 15.7027-for-one stock split of the Company’s common stock on January 24, 2024, with an effective date of January 25, 2024. The par value per share of the Company’s common stock remained unchanged at $0.01 per share, and the authorized shares of the Company’s common stock increased from 8,750,000 to 137,398,625. Upon completion of the

IPO Offerings in January 2024, the Company's Board of Directors approved an amendment to our articles of incorporation to authorize 1,500,000,000 shares of common stock with a par value of $0.01 per share. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote. There are no preemptive, subscription, conversion, redemption, or sinking fund provisions applicable to the Company's common stock. In addition, the Company's Credit Agreement imposes restrictions on its ability to pay cash dividends.

Preferred Stock

Upon completion of the IPO Offerings in January 2024, the Company's Board of Directors approved an amendment to our articles of incorporation to authorize 250,000,000 shares of preferred stock with a par value of $0.01 per share. Each series of preferred stock will have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, but are not limited to, dividend rights, voting rights, redemption, and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights. There were no shares of preferred stock issued or outstanding at December 31, 2024 and December 31, 2023.

Share-Based Compensation Plans

On January 24, 2024, the Board of Directors adopted the 2024 Incentive Plan. Concurrent with the adoption of the 2024 Incentive Plan, the previously existing share-based compensation plan, the 2017 Stock Plan, was terminated and no further issuances are permitted under the 2017 Stock Plan; however, awards granted under the 2017 Stock Plan will continue to be governed by their existing terms.

The Company recorded share-based compensation expense on the consolidated statements of operations for the periods indicated as follows (in thousands):

	For The Years Ended December 31,
	2024	2023	2022
Cost of goods	$2,115	$—	$—
Cost of services	$3,296	$—	$—
Selling, general, and administrative expense	$63,763	$3,917	$3,547

2017 Stock Plan

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

Following the BrightSpring Corp. Acquisition in 2019, the Compensation Committee of the Company’s Board of Directors approved the modification of the previously granted Tier I and Tier II Performance Options. Tier 1 Performance options now vest upon the attainment of Sponsor Month over Month (“MoM”) (quotient obtained by dividing sponsor cash available by sponsor cash invested) of at least 2.0 or greater and Tier II Performance Options vest upon the attainment of a Sponsor MoM of at least 2.5 or greater. The MoM levels are considered a market condition which also create an implied performance condition because the MoM levels cannot be achieved without the occurrence of a liquidity event. In January 2024, the Compensation Committee of the Company’s Board of Directors approved the vesting of Tier I performance-vesting options in connection with the IPO Offerings. The options all have a 10-year life and we record forfeitures as they occur.

Concurrent with the adoption of the 2024 Incentive Plan on January 24, 2024, no further awards are authorized to be granted under the 2017 Stock Plan.

2024 Incentive Plan

The 2024 Incentive Plan initially reserved 17,119,039 shares for issuance and provides for the granting of various forms of equity awards including non-qualified options and incentive stock options, restricted shares of our common stock, restricted stock units, other equity-based awards tied to the value of shares, and cash-based awards.

Under the 2024 Incentive Plan, the Company granted stock options, representing options to purchase shares of the Company’s common stock at a stated price, and RSUs, which represent the conditional right to receive one share of common stock, both upon satisfaction of a vesting requirement. Stock options and RSUs granted under the 2024 Incentive Plan vest upon the satisfaction of time-based requirements. We recognize expense for stock options and RSUs over the vesting term based on the grant date fair value of the award. In each case, vesting of the Company’s outstanding and unvested stock options and RSUs is contingent upon the holder’s continued service through the date of each applicable vesting event. The options all have a 10-year life and we record forfeitures as they occur.

Concurrent with the IPO, the Compensation Committee of the Company’s Board of Directors granted approximately $63.3 million of share-based compensation (4.1 million RSUs and 1.5 million stock options), in each case, with a per-share price or a per-share exercise price of $13.00, respectively to our management and certain other full-time employees upon completion of the IPO. In the second fiscal quarter of 2024, the Compensation Committee of the Company’s Board of Directors granted an additional 7.7 million RSUs to a broad group of eligible employees.

Summary details for RSUs

The following table summarizes the RSU activity under the 2024 Incentive Plan for the period presented:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding RSUs at January 1, 2024	—	$—		$—
Granted	11,992,687	11.85
Forfeited	(1,163,490)	11.53
Vested	(241,971)	13.00
Outstanding RSUs at December 31, 2024	10,587,226	$11.85	2.51	$180.3

As of December 31, 2024, there was $85.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.5 years related to unvested RSUs. The vesting terms of all RSUs range from 0.25 to 5 years. The total intrinsic value of RSUs vested during the year ended December 31, 2024 was $3.1 million. The excess tax benefit associated with vested RSUs for the year ended December 31, 2024 was not material.

Summary details for Stock Options

The following table summarizes the Time-Based Options stock incentive plan activity under the 2017 Stock Plan and the 2024 Incentive Plan for the period presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding options at January 1, 2024	7,053,665	$9.57	$26.7	$89.7	6.3
Granted	1,662,309	12.85	11.4
Forfeited, repurchased or expired	(290,997)	16.56	(2.3)
Exercised	(146,159)	6.52	(0.3)
Outstanding options at December 31, 2024	8,278,818	$9.98	$35.5	$64.2	6.1

Exercisable options at December 31, 2024	6,082,815	$8.28	$19.60	$56.4	5.1

The following table summarizes the Tier I and II Performance Option stock incentive plan activity under the 2017 Stock Plan for the period presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding options at January 1, 2024	7,086,458	$8.14	$15.1	$100.3	5.9
Granted	—	—	—
Forfeited, repurchased or expired	(341,010)	14.58	(1.1)
Exercised	(88,449)	6.58	(0.2)
Outstanding options at December 31, 2024	6,656,999	$7.82	$13.8	$63.9	5.0

Exercisable options at December 31, 2024	3,355,049	$7.84	$7.00	$32.2	5.0

Cash received from stock option exercises for the years ended December 31, 2024, 2023 and 2022 was $1.5 million, $0.6 million, and $0.2 million, respectively. There were no material tax benefits realized in our tax returns from tax deductions associated with share based compensation for 2024, 2023 and 2022.

As of December 31, 2024, there was $6.8 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.3 years related to unvested stock options. The total intrinsic value of stock options exercised in the years ended December 31, 2024, 2023, and 2022 was $1.5 million, $1.1 million, and $0.6 million, respectively. The total fair value at grant date of awards that vested was $14.6 million, $3.6 million, and $6.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Fair Value Assumptions

The Company estimates the fair value of options granted using the Black-Scholes-Merton model for Time-Based Options under the 2017 Stock Plan and 2024 Incentive Plan, and a Monte Carlo simulation for Performance Options granted under the 2017 Stock Plan. The assumptions used to calculate the fair value of options granted are evaluated and modified, as necessary, to reflect current market conditions and experience. The Company estimates the volatility of its common stock utilizing the historical re-levered volatility, re-levered to account for differences in leverage, of the Company and its peer-group. The peer-group utilized consisted of eight companies, in the same or similar industries as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield was based on the expectation that no dividends will be paid. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. In 2024, 2023 and 2022, the Company used a Simplified Method to estimate the expected term for the Time-Based Options, which assumes that options will be exercised early at a uniform rate over the period between vesting and the end of the contractual term, as adequate historical experience is not available to provide a reasonable estimate. For the Tier I and II Performance Options, the Company used management estimates of the performance events that trigger vesting and subsequent exercising of the options.

The following table summarizes the weighted average assumptions used to estimate the fair value of options granted during the periods presented:

	2024	2023	2022
Expected volatility (range)	43.8 - 52.5%	35.0 - 50.0%	40.0 - 50.0%
Risk free interest rate (range)	3.9 - 4.1%	4.24 - 5.52%	2.35 - 4.78%
Expected dividends	—	—	—
Average expected term (years)	6.0	0.5 - 7.5	1.0 - 7.5
Average fair value per share of time-based stock options based on the Black-Scholes-Merton model (dollars)	$6.86	$9.69	$10.08
Average fair value per share of performance stock options based on the Monte Carlo simulation (dollars)	$—	$3.10	$5.77
Weighted average fair value of options granted (in millions)	$11.40	$9.20	$7.76

11. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Land and land improvements	$8,355	$8,404
Furniture and equipment	237,025	202,287
Software	213,374	190,351
Buildings	37,600	36,209
Leasehold improvements	105,761	91,872
Property and equipment under finance lease (Note 12)	97,590	83,329
Construction in progress	890	1,545
Property and equipment	700,595	613,997
Less: accumulated depreciation	450,309	368,089
Property and equipment, net	$250,286	$245,908

Depreciation expense is recorded within cost of goods, cost of services, and selling, general, and administrative expenses within our consolidated statements of operations, depending on the nature of the underlying fixed assets. Depreciation expense was $89.7 million, $79.2 million and $77.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12. Lease Arrangements

The Company has a significant population of leases that primarily includes residential and pharmacy locations, as well as office space and office equipment. The Company has real estate and equipment leases that have expiration dates through 2036. Real estate and office space leases generally contain renewal options for periods ranging from 3 to 10 years. Because the Company is not reasonably certain to exercise the renewal options on most office space and leases utilized within our Provider Services segment, the options are not considered in determining the lease term and associated potential option payments are excluded from the lease payments. Generally, for leases utilized within our Pharmacy Solutions segment, the initial lease term is equivalent to the first term plus one renewal option.

Lease expense consists of operating and finance lease costs, short-term lease costs, and variable lease costs, which primarily include common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.

Lease expense is summarized as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Finance leases:
Amortization of right-of-use assets	$13,514	$12,164	$11,030
Interest on lease liabilities	2,702	2,526	2,036
Operating leases:
Operating lease cost	98,870	95,031	92,752
Short-term lease cost	11,577	11,649	28,426
Variable lease cost	9,721	9,544	8,325
Total lease costs	$136,384	$130,914	$142,569

Future minimum lease payments of our leases as of December 31, 2024 are as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs
2025	$14,295	$85,996
2026	11,395	71,955
2027	8,470	53,604
2028	4,960	38,181
2029	2,101	23,823
Thereafter	787	29,450
Total future minimum lease payments	$42,008	$303,009
Less: imputed interest	4,904	45,730
Total present value of lease liabilities	$37,104	$257,279

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(2,702)	$(2,526)	$(2,036)
Financing cash flows from finance leases	(11,629)	(11,596)	(10,909)
Operating cash flows from operating leases	(99,165)	(94,731)	(91,611)
Right-of-use assets obtained in exchange for new finance lease liabilities	13,095	11,562	10,652
Right-of-use assets obtained in exchange for new operating lease liabilities	79,450	82,336	65,684
Weighted-average remaining lease term (in years):
Finance leases	3.81	3.89	4.36
Operating leases	4.32	4.68	4.78
Weighted-average discount rate:
Finance leases	6.86%	7.32%	6.39%
Operating leases	6.94%	7.15%	6.58%

13. Fair Value

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

A.
Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
B.
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).
C.
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing, and excess earnings models).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	December 31, 2024	December 31, 2023	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$10,633	$24,947	A
Total assets	$10,633	$24,947

Liabilities:
Contingent consideration (Level 3)	$8,386	$5,331	C
Total liabilities	$8,386	$5,331

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

The contingent consideration represents future earn-outs and a post-closing equity adjustment feature, both associated with acquisitions, which are recognized as part of the purchase price at the estimated fair value on the acquisition date. These liabilities are classified as accrued expenses and long-term liabilities in our accompanying consolidated balance sheets.

The fair values of the liabilities associated with future earn outs were derived using the income approach with unobservable inputs, which included future earnings forecasts and present value assumptions, and there was little or no market data (Level 3). The Company will re-assess the fair values on each reporting period thereafter until settlement.

The preliminary fair value of the liability associated with post-closing equity adjustment feature related to the Haven Hospice acquisition was derived with unobservable inputs using a Monte Carlo simulation, where the common stock price of the Company was evolved using a Geometric Brownian Motion of a period from the valuation date to the end of the fourth anniversary of closing. Estimated equity volatility was based on historical volatility, implied volatility, and peer group volatility over various periods. The Company will re-assess the fair value at each reporting period with changes in value being recorded through the consolidated statements of operations. The ultimate settlement of the liability will be through either issuance of additional equity shares and/or additional cash paid in the case of net realized losses on sales; or reduction of the outstanding balance of the seller note, in the case of net aggregate realized gain on sales up to the amounts previously paid.

The following table summarizes the changes in fair value of the Company’s contingent consideration for the years ended December 31, 2024 and 2023, as follows (in thousands):

Balance at January 1, 2023	$5,818
Additions from acquisitions	3,319
Contingent consideration payments	(3,362)
Change in fair value	(444)
Balance at December 31, 2023	$5,331
Addition of acquisition earn-out	200
Addition of post-closing equity adjustment feature	4,750
Contingent consideration payments	(4,156)
Change in fair value	2,261
Balance at December 31, 2024	$8,386

Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, such as goodwill and long-lived assets are adjusted to fair value when an impairment charge is recognized.

During the years ended December 31, 2024 and 2023, we recorded no goodwill impairment.

Long-lived assets include operating lease assets and definite-lived intangible assets. During the year ended December 31, 2024 and 2023, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to their carrying values. Approximately $10.2 million and $10.6 million of impairment charges related to definite-lived intangible assets and operating lease right-of-use assets were recorded for the years ended December 31, 2024 and 2023, respectively. The fair value of these assets at the time of impairment was determined to be zero. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions.

If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods.

14. Commitments and Contingencies

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

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, the Company agreed to settle the matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement is $120.0 million; $110.0 million of which was paid during the year ended December 31, 2024, with the remaining $10.0 million in accrued expenses in the consolidated balance sheet as of December 31, 2024. As of December 31, 2023, the estimated financial impact of the settlement was $115.0 million, $105.0 million of which was included in accrued expenses and $10.0 million in long-term liabilities in the consolidated balance sheet. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

15. Redeemable Noncontrolling Interests

The Company has a 60% ownership interest in SHC Medical Partners LLC (“Abode Care Partners”) which meets the definition of a VIE. The Company is deemed to be the primary beneficiary of the VIE because it possesses the power to direct activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that is significant to it. Through a management agreement with the entity, we manage and handle all day-to-day operating decisions for Abode Care Partners. The terms of the agreement prohibits the Company from using the assets of the entity to satisfy the obligations of other entities. The combined assets of the entity, excluding goodwill and intangible assets, are insignificant to the Company’s consolidated balance sheets.

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

The total redeemable noncontrolling interest associated with Abode Care Partners was $3.7 million and $5.5 million as of December 31, 2024 and December 31, 2023, respectively. There was no change in the recorded redemption amount for Abode Care Partners for the years ended December 31, 2024 or 2023.

On March 1, 2024, the Company purchased the remaining 30% noncontrolling interest related to Gateway Pediatric Therapy, LLC (“Gateway”) for $5.4 million. Subsequently, the Company owns 100% of common stock in Gateway. Of the $5.4 million purchase price, $0.3 million was paid during the first fiscal quarter of 2024 and the remaining $5.1 million is recorded in trade accounts payable in the consolidated balance sheet as of December 31, 2024. As of December 31, 2023, Gateway met the definition of a VIE and the Company was deemed to be the primary beneficiary of the VIE. The total redeemable noncontrolling interest associated with the Company's 70% ownership in Gateway was $20.6 million as of December 31, 2023. The transaction was accounted for as an equity transaction with the difference between the redeemable noncontrolling interest carrying amount at the time of closing and cash consideration being recognized as an increase in additional paid-in capital of $15.0 million in the consolidated balance sheets as of the purchase date.

On August 1, 2024, the Company purchased the remaining 45% noncontrolling interest related to Harvest Grove LTC, LLC (“Harvest Grove”) for $3.8 million. Subsequently, the Company owns 100% of common stock in Harvest Grove. Of the $3.8 million purchase price, $2.0 million was paid in cash by the Company during the third fiscal quarter of 2024, and the remaining $1.8 million was paid in settled trade receivables owed to the joint venture by the minority owner. As of December 31, 2023, Harvest Grove met the definition of a VIE and the Company was deemed to be the primary beneficiary of the VIE. The total redeemable noncontrolling interest associated with the Company's 55% ownership in Harvest Grove was $1.0 million as of December 31, 2023. The transaction was accounted for as an equity transaction with the difference between the redeemable noncontrolling interest carrying amount at the time of closing and the purchase price being recognized as a decrease in additional paid-in capital of $2.5 million in the consolidated balance sheets as of the purchase date.

Income tax impacts related to the purchase of Gateway and Harvest Grove of $3.8 million were recorded to additional paid-in capital in the consolidated balance sheet for the year ended December 31, 2024.

The following table summarizes the changes in the carrying value of the Company’s redeemable noncontrolling interest (in thousands):

Balance at December 31, 2023	$27,139
Adjustment of Gateway redeemable noncontrolling interest to redemption amount	(14,981)
Adjustment of Harvest Grove redeemable noncontrolling interest to redemption amount	2,542
Purchase of Gateway redeemable noncontrolling interest	(5,400)
Purchase of Harvest Grove redeemable noncontrolling interest	(3,781)
Net loss attributable to redeemable noncontrolling interests	(1,789)
Balance at December 31, 2024	$3,730

16. Related Party Transactions

The Company was party to a Monitoring Agreement with KKR and WBA, which required payment of an aggregate advisory fee equivalent to 1% of consolidated EBITDA, payable in quarterly installments in arrears at the end of each quarter. The Monitoring Agreement terminated upon the completion of the IPO Offerings in January 2024.

Prior to the termination of the Monitoring Agreement, the Company recognized $0.7 million in monitoring and advisory fees during the first fiscal quarter of 2024 as a component of selling, general, and administrative expenses in our accompanying consolidated statements of operations compared to $5.6 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.

As a result of the termination of the Monitoring Agreement and in accordance with the agreement, the Company paid $22.7 million in termination fees to KKR and WBA. The termination fees were recognized in the first fiscal quarter of 2024 as selling, general. and administrative expense in our consolidated statement of operations.

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission In connection with debt refinancing in 2024 and the Revolver upsize in 2023, the Company paid underwriter, arranger, and transaction fees to KCM of $3.7 million and $2.4 million, respectively. These fees are included within selling, general, and administrative expenses in our consolidated statement of operations for the years ended December 31, 2024 and 2023. There were no similar fees paid to KCM in 2022.

KKR has ownership interests in a broad range of portfolio companies, and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

The Company has agreements with WBA and/or certain of its affiliates under which the Company purchases significant volume of inventory, including a Joinder Agreement to the Pharmaceutical Purchase and Distribution Agreement (the “WBAD Membership Agreement”) between WBA and ABDC. The Company, as a third-party beneficiary to the Pharmaceutical Purchase and Distribution Agreement, has the right to participate in certain pricing and payment related terms as well as appoint WBA to negotiate certain commercial and other mutually agreed upon terms for generic pharmaceutical products in accordance with guiding principles that address topics such as improvements in pricing and notification regarding switches in suppliers. The WBAD Membership Agreement was terminated in the first fiscal quarter of 2025, and we entered into a separate agreement with ABDC.

17. Segment Information

The Company's CODM is its Chief Executive Officer, who evaluates the performance of our segments and allocates resources based on segment EBITDA. Segment EBITDA is used as the key profitability measure when we set our annual operating plan for each segment, is the metric with which our CODM assesses segment results, and is a key component of our annual variable compensation plans. Segment EBITDA is commonly used as an analytical indicator within the health care industry and is utilized in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

For all segments, the CODM uses segment EBITDA in the annual budgeting and monthly forecasting process. The CODM considers actual-to budget and actual-to current forecast variances for segment EBITDA on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

Segment amounts exclude certain expenses not specifically identifiable to the segments for functions performed in a centralized manner, which include accounting, finance, human resources, legal, information technology, corporate office support and overall corporate management. Segment assets and capital expenditures are not provided to the Company’s CODM and, therefore, are not disclosed.

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s consolidated statements of operations as follows (in thousands):

	For the Year Ended December 31, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Product revenue	$8,754,282	$—	$8,754,282
Service revenue	—	2,512,190	2,512,190
Cost of drugs	7,368,426	—	7,368,426
Cost of services	—	1,669,536	1,669,536
Other direct costs (1)	640,075	—	640,075
Segment selling, general, and administrative expenses (2)	462,219	549,025	1,011,244
Segment depreciation and amortization expense (3)	111,103	67,013	178,116
Segment EBITDA	$394,665	$360,642	$755,307

	For the Year Ended December 31, 2023
	Pharmacy Solutions	Provider Services	Total Segments
Product revenue	$6,522,450	$—	$6,522,450
Service revenue	—	2,303,725	2,303,725
Cost of drugs	5,291,630	—	5,291,630
Cost of services	—	1,551,665	1,551,665
Other direct costs (1)	549,086	—	549,086
Segment selling, general, and administrative expenses (2)	426,521	518,297	944,818
Segment depreciation and amortization expense (3)	115,749	64,676	180,425
Segment EBITDA	$370,962	$306,776	$677,738

	For the Year Ended December 31, 2022
	Pharmacy Solutions	Provider Services	Other	Total Segments
Product revenue	$5,264,423	$—	$—	$5,264,423
Service revenue	—	2,181,487	274,650	2,456,137
Cost of drugs	4,142,064	—	—	4,142,064
Cost of services	—	1,491,953	238,959	1,730,912
Other direct costs (1)	493,340	—	—	493,340
Segment selling, general, and administrative expenses (2)	398,080	475,159	16,841	890,080
Segment depreciation and amortization expense (3)	113,532	66,115	2,144	181,791
Segment EBITDA	$344,472	$288,825	$19,745	$653,042

(1)
Other direct costs primarily includes direct labor costs, delivery costs, insurance, and depreciation and amortization expense that relates to revenue-generating assets.
(2)
Segment selling, general, and administrative expense includes indirect labor costs, depreciation and amortization, insurance, rent, lease, supplies, professional services, maintenance, repairs, utilities, and communications expense.
(3)
Total segment depreciation and amortization expense is presented in other direct costs, costs of services, and segment general and administrative expenses, based on the associated asset.

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of income or loss:
Total Segment EBITDA	$755,307	$677,738	$653,042
Segment depreciation and amortization	178,116	180,425	181,791
Expenses not allocated at segment level:
Selling, general, and administrative expenses	344,451	328,222	220,386
Depreciation and amortization	26,366	21,911	22,179
Goodwill impairment loss	—	—	40,856
Loss on extinguishment of debt	12,726	—	—
Interest expense, net	228,386	324,593	233,584
Income tax (benefit) expense	(14,217)	(20,578)	8,465
Net loss	$(20,521)	$(156,835)	$(54,219)

18. Subsequent Events

On January 17, 2025, the Company entered into a purchase agreement to divest the Company's community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”) for $835 million, subject to typical adjustments for working capital and other customary items. The transaction is subject to customary closing conditions and certain other antitrust laws and is expected to close in 2025. The Community Living business is a part of Provider Services reportable segment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management's Annual Report on Internal Control over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

•
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
•
Consolidated Balance Sheets as of December 31, 2024 and 2023
•
Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023, and 2022
•
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
•
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statements schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Purchase Agreement, dated January 17, 2025, by and among Res-Care, Inc., certain other affiliated entities, National Mentor Holdings, Inc., and BrightSpring Health Services, Inc. (solely for purposes of Section 5.24).	8-K	001-41938	2.1	1/21/2024
3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024
4.7	Registration Rights Agreement, dated as of December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
4.8	Description of Securities.	10-K	001-41938	4.8	3/6/2024
10.1†	BrightSpring Health Services, Inc. 2024 Equity Incentive Plan.	8-K	001-41938	10.1	1/30/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.2†	Amended and Restated Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan.	S-1/A	333-260334	10.14	1/14/2024
10.3	Amended and Restated Stockholders’ Agreement, dated as of March 5, 2019, among Registrant, KKR Phoenix Aggregator L.P., Walgreen Co., KKR Americas Fund XII L.P., Walgreens Boots Alliance, Inc., and PharMerica Corporation.	S-1/A	333-276348	10.1	1/10/2024
10.4	First Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.	S-1/A	333-276348	10.2	1/10/2024
10.5	Technical Amendment, dated as of May 17, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.3	1/10/2024
10.6	Joinder Agreement, dated as of September 30, 2019, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.4	1/10/2024
10.7	Amendment No. 1, dated as of January 30, 2020, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.5	1/10/2024
10.8	Joinder Agreement and Amendment No. 2, dated as of June 30, 2020, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.6	1/10/2024
10.9	Joinder Agreement and Amendment No. 3, dated as of October 7, 2020, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.7	1/10/2024
10.10	Amendment No. 4, dated as of April 8, 2021, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among	S-1/A	333-276348	10.8	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
	Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.
10.11	Joinder Agreement and Amendment No. 5, dated as of April 16, 2021, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.9	1/10/2024
10.12	Joinder Agreement and Amendment No. 6, dated as of June 30, 2023, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.10	1/10/2024
10.13	Joinder Agreement and Amendment No. 7, dated as of February 21, 2024, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	10-Q	001-41938	10.1	5/2/2024
10.14	Joinder Agreement and Amendment No. 8, dated as of September 17, 2024, by and among Credit Agricole Corporate and Investment Bank, Phoenix Guarantor Inc., Phoenix Intermediate Holdings Inc., each 2020 Additional Revolving Credit Lender, each 2020 Letter of Credit Issuer, and Morgan Stanley Senior Funding, Inc., as Administrative Agent.	10-Q	001-41938	10.1	11/1/2024
10.15	Amendment No. 9, dated as of December 11, 2024, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding Inc. as administrative agent and collateral agent to the First Lien Credit Agreement, dated as of March 5, 2019, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (with amended First Lien Credit Agreement attached as Exhibit A).	8-K	001-41938	10.1	12/11/2024
10.16	Management Stockholders’ Agreement, dated as of December 7, 2017, by and among the Registrant, KKR Phoenix Aggregator, L.P., and the other parties thereto.	S-1/A	333-276348	10.16	1/10/2024
10.17	Joinder Agreement and Eighth Amendment to the Pharmaceutical Purchase and Distribution Agreement, dated as of December 7, 2017, between Walgreens Boots Alliance, Inc. and certain of its affiliate, and AmerisourceBergen Drug Corporation and its affiliate acknowledged by PharMerica Corporation, to the Pharmaceutical Purchase and Distribution Agreement, between Walgreens Boots Alliance, Inc., and certain of its	S-1/A	333-276348	10.17	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
	affiliates, and AmerisourceBergen Drug Corporation and its affiliate, dated as of March 18, 2013.
10.18	WBAD – Membership Agreement, by and among Walgreens Boots Alliance Development GmbH and PharMerica Corporation, dated as of May 30, 2018.	S-1/A	333-276348	10.18	1/10/2024
10.19	Amendment to WBAD – Membership Agreement, by and among Walgreens Boots Alliance Development GmbH and PharMerica Corporation, dated as of April 20, 2022.	S-1/A	333-276348	10.19	1/10/2024
10.20†	Employment Agreement between Phoenix Parent Holdings Inc. and Jon B. Rousseau, effective as of March 5, 2019.	S-1/A	333-276348	10.22	1/10/2024
10.21†	Amended and Restated Employment Agreement between Res-Care, Inc. and James Mattingly, dated December 14, 2017.	S-1/A	333-276348	10.23	1/10/2024
10.22†	Employment Agreement between Res-Care, Inc. and Robert A. Barnes, effective as of July 9, 2018.	S-1/A	333-276348	10.24	1/10/2024
10.23†	Amended and Restated Employment Agreement, dated as of October 11, 2024, by and between Res-Care, Inc. and Steven S. Reed.	8-K	001-41938	10.1	10/11/2024
10.24†	Special Retention Agreement, dated as of October 11, 2024, by and between Res-Care, Inc. and Steven S. Reed.	8-K	001-41938	10.2	10/11/2024
10.25†	Employment Agreement between PharMerica Corporation and Jennifer Yowler, effective as of May 4, 2019.	S-1/A	333-276348	10.26	1/10/2024
10.26†	Amended and Restated Employment Agreement between Res-Care, Inc. and Jennifer Phipps, effective as of January 1, 2023.
10.27†	Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jon B. Rousseau, dated October 16, 2019.	S-1/A	333-276348	10.27	1/10/2024
10.28†	Option Cancellation Agreement between BrightSpring Health Services, Inc., Jon B. Rousseau, and The Margaret Rousseau Children Trust, dated November 22, 2023.	S-1/A	333-276348	10.28	1/10/2024
10.29†	Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jon B. Rousseau, dated November 22, 2023.	S-1/A	333-276348	10.29	1/10/2024
10.30†	Form of Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jim Mattingly, Robert Barnes, Steven Reed, and Jennifer Yowler.	S-1/A	333-276348	10.30	1/10/2024
10.31†	Form of Director Restricted Unit Agreement under the 2024 Equity Incentive Plan.	S-1/A	333-276348	10.22	1/17/2024
10.32†	Form of Employee Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (IPO Grants).	S-1/A	333-276348	10.23	1/17/2024
10.33†	Form of Employee Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (Post-IPO Grants).	S-1/A	333-276348	10.24	1/17/2027
10.34†	Form of Option Agreement under the 2024 Equity Incentive Plan (IPO Grants).	S-1/A	333-276348	10.25	1/17/2027
10.35†	Form of Option Agreement under the 2024 Equity Incentive Plan (Post-IPO Grants).	S-1/A	333-276348	10.26	1/17/2027
10.36	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-276348	10.31	1/10/2024
10.37†	BrightSpring Health Services, Inc. Senior Executive Cash Incentive Bonus Plan, adopted May 29, 2024.	8-K	001-41938	10.1	5/31/2024
19.1	Securities Trading Policy
21.1	Subsidiaries of BrightSpring Health Services, Inc.	S-1/A	333-276348	21.1	1/10/2024
23.1	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	BrightSpring Health Services, Inc. Incentive Compensation Clawback Policy.	10-K	001-41938	97.1	3/6/2024

* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules or similar attachments upon request by the SEC or its staff.

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

BrightSpring Health Services, Inc.

Date: March 6, 2025	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Rousseau	Chairman, President, and Chief Executive Officer	March 6, 2025
Jon Rousseau	(Principal Executive Officer)

/s/ Jennifer Phipps	Executive Vice President and Chief Financial Officer	March 6, 2025
Jennifer Phipps	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hunter Craig	Director	March 6, 2025
Hunter Craig

/s/ Johnny Kim	Director	March 6, 2025
Johnny Kim

/s/ Max Lin	Director	March 6, 2025
Max Lin

/s/ Olivia Kirtley	Director	March 6, 2025
Olivia Kirtley

/s/ Timothy Wicks	Director	March 6, 2025
Timothy Wicks

/s/ Steve Miller	Director	March 6, 2025
Steve Miller