Form 10-Q
period 2025-03-31
BrightSpring Health Services, Inc.
filed 2025-05-02
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2025 was 174,245,248.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our industries, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$52,337	$60,954
Accounts receivable, net of allowance for credit losses	975,264	902,782
Inventories	533,637	636,561
Prepaid expenses and other current assets	131,027	161,310
Current assets held for sale	836,183	131,447
Total current assets	2,528,448	1,893,054
Property and equipment, net of accumulated depreciation of $355,623 and $339,892 at March 31, 2025 and December 31, 2024, respectively	177,228	180,570
Goodwill	2,370,024	2,363,884
Intangible assets, net of accumulated amortization	568,284	595,224
Operating lease right-of-use assets, net	162,371	161,032
Deferred income taxes, net	2,311	5,288
Other assets	38,279	39,128
Non-current assets held for sale	—	687,960
Total assets	$5,846,945	$5,926,140
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities:
Trade accounts payable	$868,080	$923,926
Accrued expenses	302,590	295,746
Current portion of obligations under operating leases	38,687	38,910
Current portion of obligations under financing leases	3,287	3,463
Current portion of long-term debt	48,725	48,725
Current liabilities held for sale	196,248	117,563
Total current liabilities	1,457,617	1,428,333
Obligations under operating leases, net of current portion	130,360	129,467
Obligations under financing leases, net of current portion	6,477	6,530
Long-term debt, net of current portion	2,489,339	2,561,858
Long-term liabilities	72,585	71,190
Non-current liabilities held for sale	—	77,177
Total liabilities	4,156,378	4,274,555
Redeemable noncontrolling interest	3,323	3,730
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 175,183,434 and 174,245,990 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$1,752	$1,742
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,880,099	1,866,850
Accumulated deficit	(192,613)	(222,155)
Accumulated other comprehensive (loss) income	(1,869)	1,418
Total shareholders' equity	1,687,369	1,647,855
Noncontrolling interest	(125)	—
Total equity	1,687,244	1,647,855
Total liabilities, redeemable noncontrolling interest, and equity	$5,846,945	$5,926,140

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues:
Products	$2,532,171	$1,977,035
Services	345,958	308,731
Total revenues	2,878,129	2,285,766
Cost of goods	2,328,215	1,807,100
Cost of services	211,545	186,175
Gross profit	338,369	292,491
Selling, general, and administrative expenses	287,630	307,826
Operating income (loss)	50,739	(15,335)
Loss on extinguishment of debt	—	12,726
Interest expense, net	41,763	54,470
Income (loss) from continuing operations before income taxes	8,976	(82,531)
Income tax benefit	(240)	(26,504)
Income (loss) from continuing operations, net of income taxes	9,216	(56,027)
Income from discontinued operations, net of income taxes	19,794	9,642
Net income (loss)	29,010	(46,385)
Net loss attributable to noncontrolling interests included in continuing operations	(532)	(635)
Net income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$29,542	$(45,750)

Net income (loss) per common share (Note 10):
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.31)
Discontinued operations	$0.10	$0.05
Net income (loss)	$0.15	$(0.26)
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.31)
Discontinued operations	$0.09	$0.05
Net income (loss)	$0.14	$(0.26)
Weighted average shares outstanding:
Basic	201,005	175,531
Diluted	214,927	175,531

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$29,010	$(46,385)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(38)	(146)
Cash flow hedges:
Net change in fair value, net of tax (1)	108	17,959
Amounts reclassified to earnings, net of tax (2)	(3,357)	(7,242)
Total other comprehensive (loss) income, net of tax	(3,287)	10,571
Total comprehensive income (loss)	25,723	(35,814)
Comprehensive loss attributable to redeemable noncontrolling interests	(407)	(483)
Comprehensive loss attributable to noncontrolling interest	(125)	(152)
Comprehensive income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$26,255	$(35,179)

(1)
The income tax effects of the net change in fair value were $(33) and $(5,815) for the three months ended March 31, 2025 and 2024, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $1,087 and $2,345 for the three months ended March 31, 2025 and 2024, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (loss) (1)	—	—	—	29,542	—	(125)	29,417
Other comprehensive loss, net of tax	—	—	—	—	(3,287)	—	(3,287)
Share-based compensation	—	—	15,681	—	—	—	15,681
Exercise of stock options	36,253	—	345	—	—	—	345
Issuance of common stock for settlement of RSUs	1,052,536	11	(11)	—	—	—	—
Tax effect of net share settlement of equity awards	(151,345)	(1)	(2,766)	—	—	—	(2,767)
Balances at March 31, 2025	175,183,434	$1,752	$1,880,099	$(192,613)	$(1,869)	$(125)	$1,687,244

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(45,750)	—	(152)	(45,902)
Other comprehensive income, net of tax	—	—	—	—	10,571	—	10,571
Share-based compensation	—	—	24,848	—	—	—	24,848
Derecognition of redeemable noncontrolling interest	—	—	14,981	—	—	—	14,981
Issuance of common stock on initial public offering, net (2)	53,333,334	533	655,952	—	—	—	656,485
Proceeds from stock purchase contract issued under tangible equity units, net (3)	—	—	321,611	—	—	—	321,611
Balances at March 31, 2024	171,190,389	$1,712	$1,788,728	$(246,069)	$23,115	$518	$1,568,004

(1) Net loss to the Company for the three months ended March 31, 2025 and 2024 excludes $(407) and $(483), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

(2) Issuance of common stock on initial public offering is presented net of underwriting discounts and commissions, and offering-related expenses of $36.8 million.

(3) Proceeds from stock purchase contract issued under tangible equity units is presented net of underwriting discounts and commissions of $9.1 million.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net income (loss)	$29,010	$(46,385)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	42,161	48,922
Impairment of long-lived assets	3,411	1,769
Change in fair value of contingent consideration, net	1,698	—
Provision for credit losses	8,101	6,622
Amortization of deferred debt issuance costs	2,749	4,447
Share-based compensation	15,681	24,848
Deferred income taxes, net	4,031	(31,732)
Loss on extinguishment of debt	—	12,726
(Gain) loss on disposition of fixed assets	(287)	122
Other	161	(312)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(79,449)	(115,576)
Prepaid expenses and other current assets	23,973	8,916
Inventories	103,300	30,485
Trade accounts payable	(53,871)	21,605
Accrued expenses	8,643	(43,430)
Other assets and liabilities	(7,714)	(1,886)
Net cash provided by (used in) operating activities	$101,598	$(78,859)
Investing activities:
Purchases of property and equipment	$(17,632)	$(21,816)
Acquisitions of businesses	(6,754)	(9,394)
Other	195	272
Net cash used in investing activities	$(24,191)	$(30,938)
Financing activities:
Long-term debt borrowings	$—	$2,566,000
Long-term debt repayments	(11,792)	(3,359,353)
Proceeds from issuance of common stock on initial public offering, net	—	656,485
Proceeds from issuance of tangible equity units, net	—	389,000
Repayments of the Revolving Credit Facility, net	(63,300)	(50,700)
Payment of debt issuance costs	—	(42,963)
Repurchase of shares of common stock	—	(325)
Proceeds from shares issued under share-based compensation plan	345	—
Taxes paid related to net share settlement of equity awards	(2,763)	—
Purchase of redeemable noncontrolling interest	(5,100)	(300)
Payment of financing lease obligations	(3,408)	(3,081)
Net cash (used in) provided by financing activities	$(86,018)	$154,763
Net (decrease) increase in cash and cash equivalents	(8,611)	44,966
Cash and cash equivalents at beginning of period	61,253	13,071
Cash and cash equivalents at end of period	$52,642	$58,037
Cash and cash equivalents included in assets held for sale at end of period	305	2,494
Cash and cash equivalents included in continuing operations at end of period	$52,337	$55,543

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$53,799	$60,282
Income taxes, net of refunds	$245	$11,186
Supplemental schedule of non-cash investing and financing activities:
Financing lease obligations	$3,408	$3,004
Repurchases of common stock in accounts payable	$—	$325
Purchases of property and equipment in accounts payable	$10,416	$937
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$—	$5,100

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Description of Business

BrightSpring Health Services, Inc. and its subsidiaries (“BrightSpring”, the “Company”, “we,” “us,” or “our”) is a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. Our platform delivers clinical services and pharmacy solutions across Medicare, Medicaid, and commercially-insured populations.

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

On January 17, 2025, the Company entered into a purchase agreement to divest its community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”). The transaction is subject to customary closing conditions and certain other antitrust laws and is expected to close in 2025.

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

As a result of the Company's plan to divest the Community Living business discussed in Note 2, the Community Living business met the criteria to be reported as discontinued operations. Therefore, the Company has reported the historical results of the Community Living business, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, all activities and amounts reported in the accompanying notes to the unaudited condensed consolidated financial statements relate to the continuing operations of the Company and exclude activities and amounts related to the Community Living business.

This report should be read in conjunction with our consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which include information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by the rules and regulations of the Securities and Exchange Commission.

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

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three months ended March 31, 2025.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires the following disclosures on an annual basis:

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was further clarified in January 2025 through the issuance of ASU 2025-01. These ASUs require new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of goods and services and selling, general and administrative expenses. The amendments in these ASUs are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The adoption of this guidance will have no impact on the Company's consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related disclosures.

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”), for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is currently expected to close in 2025, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2025 and the results of operations from the Community Living business are classified as discontinued operations in the unaudited condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributed to the Community Living business. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and consolidated debt. In addition, upon closing of the divestiture, we will enter into a transition services agreement with the Purchaser to support the Purchaser's post-closing operations of the Community Living business by providing the Purchaser with certain transition services in exchange for service fees in the form of both fixed-price and pass through costs. Transition services provided primarily include finance and accounting, human resources, IT, facilities management, and compliance.

The financial results of the Community Living business are presented as income from discontinued operations on our unaudited condensed consolidated statements of operations through March 31, 2025. The following table presents the financial results of the Community Living business (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Services revenue	$299,106	$290,872
Cost of services	204,183	213,972
Gross profit	94,923	76,900
Selling, general, and administrative expenses	60,744	53,498
Operating income of discontinued operations	34,179	23,402
Interest expense, net	7,907	10,550
Income of discontinued operations before incomes taxes	26,272	12,852
Income tax expense of discontinued operations	6,478	3,210
Income from discontinued operations, net of income taxes	$19,794	$9,642

The following table presents the aggregate carrying amounts of assets and liabilities held for sale for the Community Living business in the unaudited condensed consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$305	$299
Accounts receivable, net of allowance for credit losses	124,737	125,872
Inventories	3,631	4,007
Prepaid expenses and other current assets	3,276	1,269
Total current assets held for sale	131,949	131,447
Property and equipment, net of accumulated depreciation of $110,728 and $110,417 at March 31, 2025 and December 31, 2024, respectively	72,839	69,715
Goodwill	307,640	307,640
Intangible assets, net of accumulated amortization	216,331	216,258
Operating lease right-of-use assets, net	101,651	88,717
Deferred income taxes, net	287	287
Other assets	5,486	5,343
Total assets held for sale	$836,183	$819,407
Liabilities
Current liabilities:
Trade accounts payable	$17,629	$17,366
Accrued expenses	59,235	60,791
Current portion of obligations under operating leases	32,863	30,755
Current portion of obligations under financing leases	8,419	8,651
Total current liabilities held for sale	118,146	117,563
Obligations under operating leases, net of current portion	60,389	58,147
Obligations under financing leases, net of current portion	17,160	18,461
Long-term liabilities	553	569
Total liabilities held for sale	$196,248	$194,740

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$1,329	$9,686
Share-based compensation	3,207	1,262
Impairment of long-lived assets	—	1,437

Cash flows from discontinued operations investing activities:
Purchases of property and equipment	3,044	2,607

3. Revenue

The Company is substantially dependent on revenues received under contracts with federal, state, and local government agencies. Operating funding sources are generally earned from Medicaid, Medicare, commercial insurance reimbursement, and from private and other payors. There is no single customer whose revenue was 10% or more of our consolidated revenue during the periods presented. The following tables set forth revenue by payor type (in millions):

	Pharmacy Solutions
	For the Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$674.5	23.4%	$504.4	22.1%
Medicaid	238.2	8.3%	187.3	8.2%
Medicare A	140.4	4.9%	129.4	5.7%
Medicare B	19.5	0.7%	16.9	0.7%
Medicare C	487.7	16.9%	336.9	14.7%
Medicare D	910.9	31.6%	756.3	33.1%
Private & other	61.0	2.2%	45.8	2.0%
	$2,532.2	88.0%	$1,977.0	86.5%

	Provider Services
	For the Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$41.4	1.4%	$41.1	1.8%
Medicaid	85.1	3.0%	82.7	3.6%
Medicare A	122.4	4.3%	105.3	4.6%
Medicare B	1.5	0.1%	6.9	0.3%
Medicare C	32.6	1.1%	20.2	0.9%
Private & other	62.9	2.1%	52.6	2.3%
	$345.9	12.0%	$308.8	13.5%

	Consolidated
	For the Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$715.9	24.8%	$545.5	23.9%
Medicaid	323.3	11.3%	270.0	11.8%
Medicare A	262.8	9.2%	234.7	10.3%
Medicare B	21.0	0.8%	23.8	1.0%
Medicare C	520.3	18.0%	357.1	15.6%
Medicare D	910.9	31.6%	756.3	33.1%
Private & other	123.9	4.3%	98.4	4.3%
	$2,878.1	100.0%	$2,285.8	100.0%

Refer to Note 15 for the disaggregation of revenue by reportable segment.

4. Acquisitions

2025 Acquisition

During the three months ended March 31, 2025, we completed an acquisition within the Provider Services segment on January 1, 2025. We entered into the transaction in order to expand our services and geographic offerings. Aggregate consideration for the acquisition was approximately $6.8 million. No cash was acquired as a part of this transaction. The operating results of the acquisition are included in our unaudited condensed consolidated financial statements from the date of the acquisition.

The following table summarizes the consideration paid (in thousands) for the 2025 acquisition, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for immaterial measurement-period adjustments through March 31, 2025.

Goodwill	$6,400
Intangible asset	400
Accrued expenses	46
Aggregate purchase price	$6,754

The Company is in the process of reviewing the fair value of the assets acquired and liabilities assumed. We have estimated the fair value of the acquired intangible asset based upon the values assigned in prior acquisitions that were deemed comparable in nature. Based on the Company’s preliminary valuations, the total estimated consideration has been allocated to assets acquired and liabilities assumed as of the acquisition date.

The intangible asset consists of a $0.4 million covenants not to compete and has an estimated useful life of 5.0 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

The above acquisition contributed approximately $0.8 million in revenue and $0.3 million in operating income during the three months ended March 31, 2025. Pro forma financial data for the 2025 acquisition has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

During the three months ended March 31, 2025, the Company incurred approximately $0.1 million in transaction costs related to the acquisition completed in 2025. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

2024 Acquisitions

During the year ended December 31, 2024, we completed eight acquisitions within the Pharmacy Solutions and Provider Services segments. We entered these transactions in order to expand our services and geographic offerings. Aggregate consideration net of cash acquired for these acquisitions was approximately $110.6 million. The operating results of these acquisitions are included in our unaudited condensed consolidated financial statements from the respective dates of the acquisition.

Haven Hospice

The following table summarizes the consideration paid (in thousands) for the September 1, 2024 acquisition of North Central Florida Hospice, Inc. (“Haven Hospice”) and the fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for immaterial measurement-period adjustments through March 31, 2025. Haven Hospice provides hospice and palliative care services in the state of Florida. Its results are consolidated within the Provider Services segment.

Inventories	$45
Property and equipment	495
Goodwill	45,114
Intangible assets	19,860
Operating lease right-of-use assets	7,157
Trade accounts payable	764
Current portion of obligations under operating leases	2,235
Obligations under operating leases, net of current portion	4,922
Aggregate purchase price	$64,750

Consideration for the Haven Hospice acquisition included a $15.0 million cash payment, $15.0 million seller note payable in 2028, and $30.0 million of the Company's common stock equal to 2,471,251 shares. The number of shares was calculated by dividing $30.0 million by a price per share equal to the average of the volume weighted average trading price of the Company's common stock on each of the fifteen consecutive trading days ending on and including the trading day that is three trading days prior to the closing date, as required by the asset purchase agreement. The sellers are restricted from trading during a 180-day lock-up period from closing with agreed-upon sale volume limitations for four years thereafter. The asset purchase agreement also includes a post-closing adjustment feature to the extent any losses are incurred by the sellers in the sale of their common stock for four years following closing with a final equity adjustment feature. See Note 12.

The intangible assets consist of $14.8 million in indefinite-lived licenses and $5.1 million of trade name. The fair value of acquired licenses and trade name were based upon a third-party valuation. The trade name has an estimated useful life of 10.0 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

Haven Hospice contributed $15.9 million in revenue and $1.2 million of operating income during the three months ended March 31, 2025. The Haven Hospice acquisition was not completed until the third fiscal quarter of 2024, as such it did not contribute any revenue or operating income during the three months ended March 31, 2024. Pro forma financial data for the Haven Hospice acquisition has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Others

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions, excluding Haven Hospice, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through March 31, 2025. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $18.9 million, respectively.

Accounts receivable	$3,749
Inventories	1,234
Prepaid expenses and other current assets	174
Property and equipment	398
Goodwill	17,814
Intangible assets	31,233
Operating lease right-of-use assets	364
Other assets	1,438
Trade accounts payable	650
Accrued expenses	7,750
Current portion of obligations under operating leases	56
Current portion of obligations under financing leases	53
Obligations under operating leases, net of current portion	308
Obligations under financing leases, net of current portion	8
Deferred income taxes, net	1,686
Aggregate purchase price, net of cash acquired	$45,893

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

The above acquisitions contributed approximately $19.1 million in revenue and $1.3 million in operating income during the three months ended March 31, 2025, compared to $0.8 million in revenue and $0.1 million in operating income during the three months ended March 31, 2024. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Measurement period adjustments for all aforementioned acquisitions completed in 2024 recorded in the three months ended March 31, 2025 were not material to the unaudited condensed consolidated financial statements. The Company expects to finalize the purchase price allocation for the 2024 acquisitions prior to the one-year anniversary date of each acquisition.

During the three months ended March 31, 2024, the Company incurred approximately $0.6 million in transaction costs related to 2024 acquisitions that were completed in subsequent quarters of 2024. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Company also agreed to purchase the remaining 30% noncontrolling interest in Gateway Pediatric Therapy, LLC during the first fiscal quarter of 2024 and the remaining 45% noncontrolling interest in Harvest Grove LTC, LLC during the third fiscal quarter of 2024. These transactions did not meet the definition of a business combination in accordance with ASC 805, Business Combinations.

5. Goodwill and Intangible Assets

A summary of changes to goodwill, by reportable segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2025*	$841,052	$1,522,832	$2,363,884
Goodwill added through acquisitions	—	6,400	6,400
Measurement period adjustments	—	(279)	(279)
Foreign currency adjustments	—	19	19
Goodwill at March 31, 2025*	$841,052	$1,528,972	$2,370,024

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$540,935	$349,417	$191,518	$542,137	$335,647	$206,490	5-20
Trade names	332,977	146,113	186,864	332,977	140,020	192,957	2-20
Licenses	62,801	16,837	45,964	68,425	17,528	50,897	10-20
Doctor/payor network	5,650	4,426	1,224	12,730	10,965	1,765	5-8
Covenants not to compete	7,890	4,996	2,894	8,790	5,886	2,904	2-7
Other intangible assets	10,940	6,753	4,187	10,940	6,362	4,578	5-7
Total definite-lived assets	$961,193	$528,542	$432,651	$975,999	$516,408	$459,591
Licenses	135,633	—	135,633	135,633	—	135,633	Indefinite
Total intangible assets	$1,096,826	$528,542	$568,284	$1,111,632	$516,408	$595,224

Amortization expense for the three months ended March 31, 2025 and 2024 was $23.4 million and $23.7 million, respectively.

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	March 31, 2025		December 31, 2024
	Rate	$	Rate	$
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.82%	$2,540,404	6.86%	$2,546,787
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	7.32%	—	7.61%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	9.50%	—	9.75%	63,300
Amortizing Notes (1)		48,399		53,804
Notes payable and other		19,424		19,428
Total debt		2,608,227		2,683,319
Less: debt issuance costs, net		70,163		72,736
Total debt, net of debt issuance costs		2,538,064		2,610,583
Less: current portion of long-term debt		48,725		48,725
Total long-term debt, net of current portion		$2,489,339		$2,561,858

(1)
See Note 7 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements and related modifications for the three months ended March 31, 2025 and the year ended December 31, 2024. We were in compliance with all applicable financial debt covenants at March 31, 2025 and December 31, 2024.

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

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and amended the First Lien to establish a new Tranche B-4 Term Loan (“Tranche B-4”) in an aggregate principal amount of $2,566.0 million. The proceeds from Tranche B-4 borrowings were used to refinance the equivalent amount of the remaining First Lien Tranches B-1, B-2, and B-3 borrowings and was accounted for as a debt modification.

On December 11, 2024, we amended the First Lien to refinance Tranche B-4 by establishing a Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million at a rate equal to Secured Overnight Financing Rate (“SOFR”) plus 2.50% or Alternate Base Rate (“ABR”) plus 1.50% with a maturity date of February 21, 2031. The non-cash transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which commenced in the first fiscal quarter of 2025 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

Revolving Credit Facility

The First Lien also extends credit in the form of a Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien modification on February 21, 2024, borrowings under the Revolver bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 3.25% for the Revolving Credit Loans or ABR plus 2.25% for the Swingline Loans at December 31, 2024. During the first fiscal quarter of 2025, the variable rate on the Revolving Credit Loans and Swingline Loans decreased to SOFR plus 3.00% and ABR plus 2.00%, respectively, as a result of our improved leverage ratio in accordance with the terms of our credit agreement. As of March 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to approximately $411.7 million.

The Company’s First Lien also provides for an additional $65.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of March 31, 2025 and December 31, 2024, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million.

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

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. The following table summarizes our interest rate swaps designated as cash flow hedges:

		Notional Amount as of
Financial Institution	Date entered into	March 31, 2025		December 31, 2024		Effective Dates	Fixed Rates
Credit Suisse	September 30, 2022	$500	million	$500	million	3-year period ending September 30, 2025	3.4165%
Morgan Stanley	September 30, 2022	1,050	million	1,050	million	3-year period ending September 30, 2025	3.4200%
Credit Agricole Corporate and Investment Bank	September 30, 2022	450	million	450	million	3-year period ending September 30, 2025	3.5241%
Existing contracts		$2,000	million	$2,000	million

Credit Agricole Corporate and Investment Bank	March 17, 2025	$500	million	$—		1-year period ending September 30, 2026	3.7250%
Mizuho Capital Markets	March 28, 2025	500	million	—		1-year period ending September 30, 2026	3.6110%
Forward starting contracts (1)		$1,000	million	$—

(1)
During the first fiscal quarter of 2025, we enter into two forward starting interest rate swap agreements, each with a $500 million notional amount, to hedge the cash flow risk of variability in interest payment on our variable rate borrowings. The effective date of the forward starting interest rate swap agreements is September 30, 2025. As of March 31, 2025, these contracts meet the criteria of a cash flow hedge.

The fair value of the cash flow hedges as of March 31, 2025 and December 31, 2024 was $6.3 million and $10.6 million, respectively, and is reflected in prepaid expenses and other current assets, other assets, and long-term liabilities in the unaudited condensed consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $4.4 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively. The Company expects approximately $7.2 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

7. Tangible Equity Units

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

Amortizing Notes

The Company pays equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments are the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.7 million in TEU installment payments during the three months ended March 31, 2025. There were no TEU installment payments during the three months ended March 31, 2024. The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes.

Purchase Contracts

At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the three months ended March 31, 2025 and 2024, no TEUs were converted at the holder's option.

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

The Purchase Contracts are mandatorily convertible into a minimum of 26.2 million shares or a maximum of 30.8 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder's option). The 26.2 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding to the extent that the average applicable market value is equal to or greater than $13.00 but is less than or equal to $15.28 during the period (see Note 10).

8. Income Taxes

The provision for income taxes is attributable to U.S federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur.

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Estimated annual effective tax rate before discrete items	25.7%	37.9%
Discrete items recognized	(28.4)%	(5.8)%
Effective tax rate recognized in the statements of operations	(2.7)%	32.1%

During the three months ended March 31, 2025, the Company’s effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $2.4 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation.

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

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Rebate receivable	$39,116	$49,538
Non-trade receivables	30,038	45,428
Inventory returns receivable	11,676	11,245
Income tax receivable	10,886	13,468
Prepaid insurance	10,785	13,892
Interest rate swaps	7,148	10,633
Prepaid maintenance	5,274	3,644
Other prepaid expenses and current assets	16,104	13,462
Total prepaid expenses and other current assets	$131,027	$161,310

Other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Notes receivable	$10,112	$8,577
Insurance recoveries	7,385	7,564
Cloud computing	6,526	7,362
Deposits	5,689	6,733
Deferred debt issuance costs	2,293	2,470
Equity method investments	650	670
Other assets	5,624	5,752
Total other assets	$38,279	$39,128

Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Wages and payroll taxes	$113,490	$98,245
Checks in excess of cash balance	36,680	27,643
Workers compensation insurance reserves	24,672	19,966
Compensated absences	24,639	24,360
Health insurance reserves	18,383	14,934
Legal settlements and professional fees	12,569	13,982
Deferred revenue	8,730	10,196
General and professional liability insurance reserves	6,669	8,328
Contingent consideration	5,334	3,136
Automobile insurance reserves	3,303	21,353
Interest	1,838	8,779
Taxes other than income taxes	1,551	1,985
Recoupment fees	177	536
Other	44,555	42,303
Total accrued expenses	$302,590	$295,746

Long-term liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Workers compensation insurance reserves	$24,280	$25,360
General and professional liability insurance reserves	22,319	21,182
Automobile insurance reserves	10,546	9,034
Contingent consideration	4,750	5,250
Employee incentives	3,493	3,993
Interest rate swaps	818	—
Deferred gain	462	195
Other	5,917	6,176
Total long-term liabilities	$72,585	$71,190

10. Earnings Per Share (“EPS”)

Basic net income (loss) per share excludes dilution and is reported separately for continuing operations and discontinued operations. Basic net income (loss) per share of common stock for continuing operations and discontinued operations is calculated by dividing net income (loss) from continuing operations and discontinued operations attributable to common shareholders by the weighted average number of shares outstanding for the reporting period, respectively. Diluted net income (loss) per share of common stock is computed by giving effect to all potential weighted average dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) and stock option awards is calculated using the treasury stock method, if dilutive.

For the three months ended March 31, 2025 and 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For the three months ended March 31, 2025, the Company's average applicable market value was greater than $15.28, resulting in no dilutive impact to EPS for TEUs. For the three months ended March 31, 2024, the Company's average applicable market value was less than $13.00. Thus, the TEUs were assumed to be settled at a conversion factor based on the maximum settlement amount of 3.8461 shares per Purchase Contract, if dilutive. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$9,216	$(56,027)
Less: Net loss attributable to noncontrolling interests	(532)	(635)
Net income (loss) from continuing operations attributable to common shareholders	9,748	(55,392)
Net income from discontinued operations	19,794	9,642
Net income (loss) attributable to common shareholders	$29,542	$(45,750)

Denominator:
Weighted-average shares outstanding - basic	201,005	175,531

Effect of dilutive securities:
Stock options	8,055	—
RSUs	5,867	—
TEUs	—	—
Weighted-average shares outstanding - diluted	214,927	175,531

Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.31)
Discontinued operations	$0.10	$0.05
Net income (loss)	$0.15	$(0.26)

Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.31)
Discontinued operations	$0.09	$0.05
Net income (loss)	$0.14	$(0.26)

The following potentially common share equivalents were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Stock options	1,422	15,583
RSUs	—	4,037
TEUs	—	4,582
Total	1,422	24,202

11. Common Stock, Preferred Stock, and Share-Based Compensation

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

Share-Based Compensation

In January 2025, the Company's Board of Directors approved the modification of certain equity awards in connection with the divestiture of the Community Living business, which resulted in $1.4 million of incremental share-based compensation expense recognized during the three months ended March 31, 2025.

Upon completion of the IPO in January 2024, and included in the results for the three months ended March 31, 2024, the Company recognized $8.1 million related to new equity awards granted to management and certain other full-time employees under the 2024 Incentive Plan. Additionally, the performance condition was satisfied for the Tier I and Tier II performance-vesting options under the 2017 Stock Plan upon completion of the IPO, which resulted in the vesting of Tier I performance-vesting options, and $15.0 million of previously unrecognized share-based compensation expense being recognized in the three months ended March 31, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	March 31, 2025	December 31, 2024	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$6,330	$10,633	A
Total assets	$6,330	$10,633

Liabilities:
Contingent consideration (Level 3)	$10,084	$8,386	C
Total liabilities	$10,084	$8,386

The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves, and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about the fair value measurements of our derivative instruments, refer to Note 6.

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

The fair value of the liability associated with post-closing equity adjustment feature related to the Haven Hospice acquisition was derived with unobservable inputs using a Monte Carlo simulation, where the common stock price of the Company was evolved using a Geometric Brownian Motion of a period from the valuation date to the end of the fourth anniversary of closing. Estimated equity volatility was based on historical volatility, implied volatility, and peer group volatility over various periods. The Company will re-assess the fair value at each reporting period with changes in value being recorded through the statement of operations. The ultimate settlement of the liability will be through either issuance of additional equity shares and/or additional cash paid in case of net realized losses on sales; or reduction of the outstanding balance of the seller note, in the case of net aggregate realized gain on sales up to the amounts previously paid.

13. Commitments and Contingencies

Legal Proceedings

On March 4, 2011, Relator Marc Silver, on behalf of the U.S. Government and various state governments, filed a complaint in the United States District Court for the District of New Jersey (“the District Court”) against PharMerica, seeking relief, with respect to alleged violations of the federal False Claims Act and state false claims acts. The U.S. Government and state governments declined to intervene in the case. The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In June 2023, the District Court issued an order setting a trial date of December 4, 2023. In November 2023, the District Court denied our motion for summary judgment and the Company subsequently agreed to settle the matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court.

The total financial impact of the settlement was $120.0 million; $110.0 million of which was paid during the year ended December 31, 2024, with the remaining $10.0 million in accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2025, which was paid in April 2025. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

As a result of the termination of the Monitoring Agreement and in accordance with the agreement, the Company paid $22.7 million in termination fees to KKR and WBA in the fourth fiscal quarter of 2024. The termination fees were recognized in the first fiscal quarter of 2024 as selling, general, and administrative expense in our unaudited condensed consolidated statement of operations.

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission. In connection with debt refinancing in 2024, the Company paid underwriter, arranger, and transaction fees to KCM of $1.9 million. These fees are included within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. There were no similar fees paid to KCM during the three months ended March 31, 2025.

KKR has ownership interests in a broad range of portfolio companies, and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

The Company had an agreement with WBA and/or certain of its affiliates under which the Company purchased significant volume of inventory, including a Joinder Agreement to the Pharmaceutical Purchase and Distribution Agreement (the “WBAD Membership Agreement”) between WBA and AmerisourceBergen Drug Corporation (“ABDC”). The WBAD Membership Agreement was terminated in the first fiscal quarter of 2025, and we entered into a separate agreement with ABDC on February 1, 2025.

15. Segment Information

The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who evaluates the performance of our segments and allocates resources based on segment EBITDA. Segment EBITDA is used as the key profitability measure when we set our annual operating plan for each segment, is the metric with which our CODM assesses segment results, and is a key component of our annual variable compensation plans. Segment EBITDA is commonly used as an analytical indicator within the health care industry and is utilized in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

For all segments, the CODM uses segment EBITDA in the annual budgeting and monthly forecasting process. The CODM considers actual-to budget and actual-to current forecast variances for segment EBITDA on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

Segment amounts exclude certain expenses not specifically identifiable to the segments for functions performed in a centralized manner, which include accounting, finance, human resources, legal, information technology, corporate office support, and overall corporate management. Segment assets and capital expenditures are not provided to the Company’s CODM and, therefore, are not disclosed.

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended March 31, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,532,171	$—	$2,532,171
Services revenue	—	345,958	345,958
Cost of drugs	2,147,576	—	2,147,576
Cost of services	—	211,545	211,545
Other direct costs (1)	180,639	—	180,639
Segment selling, general, and administrative expenses (2)	115,738	90,102	205,840
Segment depreciation and amortization expense (3)	27,508	6,769	34,277
Segment EBITDA	$115,726	$51,080	$166,806

	For the Three Months Ended March 31, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$1,977,035	$—	$1,977,035
Services revenue	—	308,731	308,731
Cost of drugs	1,657,759	—	1,657,759
Cost of services	—	186,175	186,175
Other direct costs (1)	149,341	—	149,341
Segment selling, general, and administrative expenses (2)	109,010	81,544	190,554
Segment depreciation and amortization expense (3)	27,249	5,743	32,992
Segment EBITDA	$88,174	$46,755	$134,929

(1)
Other direct costs primarily includes direct labor costs, delivery costs, insurance, and depreciation and amortization expense that relates to revenue-generating assets.
(2)
Segment selling, general, and administrative expense includes direct labor costs, depreciation and amortization, insurance, rent, lease, supplies, professional services, maintenance, repairs, utilities, and communications expense.
(3)
Total segment depreciation and amortization expense is presented in other direct costs, costs of services, and segment general and administrative expenses, based on the associated asset.

	For the Three Months Ended
	March 31,
	2025	2024
Reconciliation of income or loss:
Total Segment EBITDA	$166,806	$134,929
Segment depreciation and amortization	34,277	32,992
Expenses not allocated at segment level:
Selling, general, and administrative expenses	75,235	111,028
Depreciation and amortization	6,555	6,244
Loss on extinguishment of debt	—	12,726
Interest expense, net	41,763	54,470
Income tax benefit	(240)	(26,504)
Net income (loss) from continuing operations	$9,216	$(56,027)

16. Subsequent Event

On April 30, 2025, the Company entered into a purchase agreement with Amedisys, Inc., UnitedHealth Group Incorporated and certain of their respective subsidiaries, to purchase certain Amedisys home health and hospice care centers and certain UnitedHealth Group care centers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (our “Form 10-Q”). This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Form 10-K”). Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.” When used in the following discussion, “Senior” patients and populations mean individuals who are aged 65 and older, “Specialty” patients and populations mean individuals who have unique, specialized and most often chronic/life-long health conditions and needs, and “Behavioral” patients and populations mean individuals with intellectual and developmental disabilities including mental illness.

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

On January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest our community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. We expect the divestiture to close in 2025, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while BrightSpring focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment our expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require BrightSpring’s needed and valuable solutions, such as home health, rehab, primary care, and hospice.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations in the first fiscal quarter of 2025. As a result, the financial results of the Community Living business, which were previously reported as part of our Provider Services segment, have been classified as discontinued operations in the unaudited condensed consolidated statements of operations, and its assets and liabilities have been classified as held for sale for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Item 1. Note 2 for additional information regarding discontinued operations.

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

First Quarter of 2025 Key Highlights

•
Completed one acquisition within our Provider Services segment
•
Announcement of definitive agreement to divest the Community Living business

Financial Performance Highlights: First Quarter of 2025 Compared to First Quarter of 2024

•
Revenue grew by $592.4 million, or 25.9%, to $2,878.1 million
•
Pharmacy Solutions segment revenue grew by $555.1 million, or 28.1%, to $2,532.2 million
•
Provider Services segment revenue grew by $37.2 million, or 12.1%, to $345.9 million
•
Net loss decreased by $65.2 million from $56.0 million to net income of $9.2 million
•
Adjusted EBITDA(1) increased by $28.8 million, or 28.2%, to $131.1 million
•
Pharmacy Solutions segment EBITDA increased by $27.6 million, or 31.2%, to $115.7 million
•
Provider Services segment EBITDA grew by $4.3 million, or 9.3%, to $51.1 million
•
Loss per share decreased by $0.36 from $(0.31) to $0.05
•
Adjusted EPS(1) increased by $0.10 from $0.09 to $0.19

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended March 31,
	2025		2024
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$2,532.2	88.0%	$1,977.0	86.5%
Provider Services	345.9	12.0%	308.8	13.5%
Consolidated BrightSpring	$2,878.1	100.0%	$2,285.8	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 6% of total Company revenue for the three months ended March 31, 2025, compared to 7% for the three months ended March 31, 2024.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 53% of total Company revenues for the three months ended March 31, 2025 compared to 54% for the three months ended March 31, 2024. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended March 31, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.7%	6.2%	—	0.7%	16.9%	22.3%	0.9%	67.7%
Home and Community Pharmacy	2.7%	2.1%	4.9%	—	0.0%	9.3%	1.3%	20.3%
Pharmacy Solutions	23.4%	8.3%	4.9%	0.7%	16.9%	31.6%	2.2%	88.0%
Home Health Care	0.2%	0.3%	4.3%	0.1%	1.1%	—	0.2%	6.2%
Rehab Care	1.1%	0.6%	—	0.0%	0.0%	—	0.7%	2.4%
Personal Care	0.1%	2.1%	—	—	—	—	1.2%	3.4%
Provider Services	1.4%	3.0%	4.3%	0.1%	1.1%	—	2.1%	12.0%
Consolidated BrightSpring	24.8%	11.3%	9.2%	0.8%	18.0%	31.6%	4.3%	100.0%

	For the Three Months Ended March 31, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	19.5%	5.7%	—	0.7%	14.7%	22.8%	0.8%	64.2%
Home and Community Pharmacy	2.6%	2.5%	5.7%	—	0.0%	10.3%	1.2%	22.3%
Pharmacy Solutions	22.1%	8.2%	5.7%	0.7%	14.7%	33.1%	2.0%	86.5%
Home Health Care	0.3%	0.4%	4.6%	0.3%	0.9%	—	0.1%	6.6%
Rehab Care	1.4%	0.6%	—	0.0%	0.0%	—	0.8%	2.8%
Personal Care	0.1%	2.6%	—	—	—	—	1.4%	4.1%
Provider Services	1.8%	3.6%	4.6%	0.3%	0.9%	—	2.3%	13.5%
Consolidated BrightSpring	23.9%	11.8%	10.3%	1.0%	15.6%	33.1%	4.3%	100.0%

See Note 3 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three months ended March 31, 2025 and 2024.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by approximately 11% and 10%, respectively, in the first fiscal quarter of 2025 compared to the first fiscal quarter of 2024. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

The vast majority of patients we serve in our provider businesses are served in the home, and we have purposefully continued to expand our service offering and footprint to serve patients in this lower cost setting. Since 2019, we built upon supportive care services to patients, as we have meaningfully expanded our footprint of highly clinical and expert services to home health, rehabilitation, and hospice patients to address a large national healthcare need and more completely and better serve Senior and Specialty patients in the home as evidenced by continued census growth within the Provider Services segment. Our complementary services that address the multiple needs of these patient populations will increasingly provide integrated care opportunities to provide more complete and better coordinated services to patients across health settings and stages.

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

We provide multiple pharmacy and provider services to approximately [20,000] patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, CCRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within the provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

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

We used the proceeds received from the IPO Offerings (i) to repay all indebtedness outstanding under the Second Lien Facility, (ii) to repay all indebtedness outstanding under the Revolving Credit Facility, (iii) to repay $343.3 million outstanding aggregate amount under the First Lien Facility, and (iv) to pay certain expenses in the offering. We have used and intend to use the remaining proceeds for general corporate purposes. Additionally, we paid $22.7 million of termination fees in connection with the termination of our monitoring agreement with our controlling stockholders, Kohlberg Kravis Roberts & Co. L.P. (“KKR”) and Walgreens Boots Alliance, Inc. (together with KKR, the “Managers”) (the “Monitoring Agreement”). The Company paid these fees during the fourth fiscal quarter of 2024.

Factors Affecting Results of Operations and Comparability

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement was $120.0 million; $115.0 million of which was recorded during the year ended December 31, 2023 as an estimate, and an incremental $5.0 million was recorded in the year ended December 31, 2024 once the settlement agreement was finalized. We paid $110.0 million of the settlement in 2024, and the remainder was paid in April 2025. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024. See Note 13 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q.

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

Loss on Extinguishment of Debt. Loss on extinguishment of debt reflects the write-off of unamortized debt issuance costs upon the early repayment of our Second Lien Facility in 2024.

Interest Expense, net. Interest expense, net includes the debt service costs associated with our various debt instruments, including our First Lien Facilities, and the amortization of related deferred financing fees, which are amortized over the term of the respective credit agreement. Interest expense, net also includes the portion of the gain or loss on our interest rate swap agreements that is reclassified into earnings.

Income Tax Benefit. Our provision for income taxes is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended March 31,
			Change
	2025	2024	Amount	%
Revenues:
Products	$2,532,171	$1,977,035	$555,136	28.1%
Services	345,958	308,731	37,227	12.1%
Total revenues	2,878,129	2,285,766	592,363	25.9%
Cost of goods	2,328,215	1,807,100	521,115	28.8%
Cost of services	211,545	186,175	25,370	13.6%
Gross profit	338,369	292,491	45,878	15.7%
Selling, general, and administrative expenses	287,630	307,826	(20,196)	(6.6)%
Operating income (loss)	50,739	(15,335)	66,074	(430.9)%
Loss on extinguishment of debt	—	12,726	(12,726)	n.m.
Interest expense, net	41,763	54,470	(12,707)	(23.3)%
Income (loss) before income taxes	8,976	(82,531)	91,507	n.m.
Income tax benefit	(240)	(26,504)	26,264	n.m.
Net income (loss)	$9,216	$(56,027)	$65,243	n.m.
Adjusted EBITDA (1)	$131,062	$102,215	$28,847	28.2%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $2,878.1 million for the three months ended March 31, 2025, as compared with $2,285.8 million for the three months ended March 31, 2024, an increase of $592.4 million or 25.9%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $2,328.2 million for the three months ended March 31, 2025, as compared with $1,807.1 million for the three months ended March 31, 2024, an increase of $521.1 million or 28.8%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $211.5 million for the three months ended March 31, 2025, as compared with $186.2 million for the three months ended March 31, 2024, an increase of $25.4 million or 13.6%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $287.6 million for the three months ended March 31, 2025, as compared with $307.8 million for the three months ended March 31, 2024, a decrease of $20.2 million or 6.6%. The decrease primarily resulted from the following segment activity and factors:

•
an increase of $15.3 million, or 5.0% growth on consolidated first quarter of 2024 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
a decrease of $22.7 million, or 7.4%, decline on consolidated first quarter of 2024 selling, general, and administrative expenses, as a result of the termination fees incurred at the time of the IPO Offerings in connection with the termination of our Monitoring Agreement for which there is no comparable expense in 2025;
•
a decrease of $11.1 million, or 3.6%, decline on consolidated first quarter of 2024 selling, general, and administrative expenses, due to non-cash share-based compensation related to the new equity awards granted to management and certain full-time employees in conjunction with the IPO; and
•
a decrease of $1.7 million, or 0.6%, decline on consolidated first quarter of 2024 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year.

Loss on Extinguishment of Debt

During the three months ended March 31, 2024, we used proceeds from the IPO Offerings to repay the Second Lien on January 30, 2024 and as a result incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recognized for the three months ended March 31, 2025.

Interest Expense, net

Interest expense, net was $41.8 million for the three months ended March 31, 2025, as compared with $54.5 million for the three months ended March 31, 2024, a decrease of $12.7 million or 23.3%. The decrease primarily resulted from lower outstanding term debt as compared to the prior period offset by a $5.1 million decrease in interest income related to cash flow hedges of interest rate risk.

Income Tax Benefit

Income tax benefit was $0.2 million for the three months ended March 31, 2025, as compared with $26.5 million for the three months ended March 31, 2024, a decrease of $26.3 million. The decrease in the income tax benefit is primarily driven by the increase in pre-tax book income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, and a decrease in the effective tax rate for the three months ended March 31, 2025 of (2.7)% compared to 32.1% for the three months ended March 31, 2024. The decrease in the effective tax rate is primarily as a result of $2.4 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation and partially offset by limitations on the deductibility of certain executive compensation as a percentage of estimated pre-tax book income for the three months ended March 31, 2024.

Net Income (Loss)

Net income was $9.2 million for the three months ended March 31, 2025, as compared with a net loss of $56.0 million for the three months ended March 31, 2024, an increase of $65.2 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, selling, general, and administrative expenses and loss on extinguishment of debt.

Adjusted EBITDA (1)

Adjusted EBITDA was $131.1 million for the three months ended March 31, 2025, as compared with $102.2 million for the three months ended March 31, 2024, an increase of $28.8 million or 28.2%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $31.9 million, or 31.2% growth on consolidated first quarter of 2024 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $3.1 million, or 3.0% decline on consolidated first quarter of 2024 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenues	$2,532,171	$1,977,035	$555,136	28.1%
Cost of goods	2,328,215	1,807,100	521,115	28.8%
Gross profit	203,956	169,935	34,021	20.0%
Selling, general, and administrative expenses	115,738	109,010	6,728	6.2%
Segment operating income	$88,218	$60,925	$27,293	44.8%
Segment EBITDA	$115,726	$88,174	$27,552	31.2%

Business Metrics:
Prescriptions dispensed	10,877,294	9,854,495	1,022,799	10.4%
Revenue per script	$232.79	$200.62	$32.17	16.0%
Gross profit per script	$18.75	$17.24	$1.51	8.8%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $2,532.2 million for the three months ended March 31, 2025, as compared with $1,977.0 million for the three months ended March 31, 2024, an increase of $555.1 million or 28.1%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy were $1,951.5 million for the three months ended March 31, 2025, as compared with $1,465.6 million for the three months ended March 31, 2024, an increase of $485.9 million or 33.2% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $580.7 million for the three months ended March 31, 2025, as compared with $511.4 million for the three months ended March 31, 2024, an increase of $69.3 million or 13.6% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $2,328.2 million for the three months ended March 31, 2025, as compared with $1,807.1 million for the three months ended March 31, 2024, an increase of $521.1 million or 28.8%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $204.0 million for the three months ended March 31, 2025, as compared with $169.9 million for the three months ended March 31, 2024, an increase of $34.0 million or 20.0%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended March 31, 2025 was 8.1% compared to 8.6% for the three months ended March 31, 2024. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $115.7 million for the three months ended March 31, 2025, as compared with $109.0 million for the three months ended March 31, 2024, an increase of $6.7 million or 6.2%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $115.7 million for the three months ended March 31, 2025, as compared with $88.2 million for the three months ended March 31, 2024, an increase of $27.6 million or 31.2%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 15 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenues	$345,958	$308,731	$37,227	12.1%
Cost of services	211,545	186,175	25,370	13.6%
Gross profit	134,413	122,556	11,857	9.7%
Selling, general, and administrative expenses	90,102	81,544	8,558	10.5%
Segment operating income	$44,311	$41,012	$3,299	8.0%
Segment EBITDA	$51,080	$46,755	$4,325	9.3%

Business Metrics:
Home Health Care average daily census	30,241	27,093	3,148	11.6%
Rehab Care persons served	6,697	6,546	151	2.3%
Personal Care persons served	15,863	15,798	65	0.4%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $345.9 million for the three months ended March 31, 2025, as compared with $308.8 million for the three months ended March 31, 2024, an increase of $37.2 million or 12.1%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care were $178.4 million for the three months ended March 31, 2025, as compared with $147.6 million for the three months ended March 31, 2024, an increase of $30.8 million or 20.9%.

Revenues attributable to Rehab Care were $69.8 million for the three months ended March 31, 2025, as compared with $66.7 million for the three months ended March 31, 2024, an increase of $3.1 million or 4.6%. Revenues attributable to Personal Care were $97.7 million for the three months ended March 31, 2025, as compared with $94.5 million for the three months ended March 31, 2024, an increase of $3.2 million or 3.4%.

Cost of Services

Cost of services was $211.5 million for the three months ended March 31, 2025, as compared with $186.2 million for the three months ended March 31, 2024, an increase of $25.4 million or 13.6%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower costs of services increases compared to revenue growth.

Gross profit was $134.4 million for the three months ended March 31, 2025, as compared with $122.6 million for the three months ended March 31, 2024, an increase of $11.9 million or 9.7%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $90.1 million for the three months ended March 31, 2025, as compared with $81.5 million for the three months ended March 31, 2024, an increase of $8.6 million or 10.5%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $51.1 million for the three months ended March 31, 2025, as compared with $46.8 million for the three months ended March 31, 2024, an increase of $4.3 million or 9.3%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 15 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net income (loss) before income tax benefit, interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; restructuring and divestiture-related and other costs; legal costs associated with certain historical matters for PharMerica and settlement costs; significant projects; and management fees. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net income (loss). The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters, all of which have been finalized as of March 31, 2025, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with these historical PharMerica cases including the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS are not measures of financial performance under U.S. GAAP and should be considered in addition to, and not as a substitute for, net income (loss), diluted EPS or other financial measures calculated in accordance with U.S. GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended
	March 31,
	2025	2024
Net income (loss)	$9,216	$(56,027)
Income tax benefit	(240)	(26,504)
Interest expense, net	41,763	54,470
Depreciation and amortization	40,832	39,236
EBITDA	$91,571	$11,175
Non-cash share-based compensation (1)	12,474	23,586
Acquisition, integration, and transaction-related costs (2)	9,521	8,541
Restructuring and divestiture-related and other costs (3)	17,496	23,899
Legal costs and settlements (4)	—	10,473
Significant projects (5)	—	1,160
Management fee (6)	—	23,381
Total adjustments	$39,491	$91,040
Adjusted EBITDA	$131,062	$102,215

(1)
Represents non-cash share-based compensation to certain members of our management and full-time employees. The three months ended March 31, 2024 includes $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, a portion of which vested upon completion of the IPO.
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
(3)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs include $10.0 million and $6.1 million of costs that did not meet the criteria for discontinued operations related to the Community Living divestiture for the three months ended March 31, 2025 and 2024, respectively. These costs also include $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the three months ended March 31, 2024.
(4)
Represents settlement and defense costs associated with certain historical PharMerica litigation matters, including the Silver matter, all of which were finalized in 2024. See Note 13 within the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for additional information.
(5)
Represents costs associated with certain transformational projects and for the periods presented primarily included general ledger system implementation, pharmacy billing system implementation, and ransomware attack response costs, all of which were finalized in 2024.
(6)
Represents annual management fees payable to the Managers under the Monitoring Agreement through the date of the IPO, and $22.7 million of termination fees resulting from the termination of the Monitoring Agreement upon completion of the IPO Offerings. All management fees ceased following the completion of the IPO in 2024.

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended
	March 31,
	2025	2024
Diluted EPS	$0.05	$(0.31)
Non-cash share-based compensation (1)	0.06	0.13
Acquisition, integration, and transaction-related costs (1)	0.04	0.05
Restructuring and divestiture-related and other costs (1)	0.08	0.13
Legal costs and settlements (1)	—	0.06
Significant projects (1)	—	0.01
Management fee (1)	—	0.13
Income tax impact on adjustments (2)	(0.04)	(0.11)
Adjusted EPS	$0.19	$0.09

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income (loss) per share	214,927	175,531
Weighted average common shares outstanding used in calculating diluted Non-GAAP income (loss) per share	214,927	186,783
(1)
This adjustment reflects the per share impact of the adjustment reflected within the definition of Adjusted EBITDA.
(2)
The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Liquidity and Capital Resources

Our principal sources of cash have historically been from operating activities. Our principal source of liquidity in excess of cash from operating activities has historically been from proceeds from our debt facilities and issuances of common stock. Our principal uses of cash and liquidity have historically been for acquisitions, debt service requirements, and financing of working capital. We believe that our operating cash flows, available cash on hand, and availability under our Revolving Credit Facility and the LC Facility will be sufficient to meet our cash requirements for the next twelve months and beyond. Our cash flows are primarily provided by the continuing operations of the Company. Cash provided by operating activities of the discontinued operations is expected to be offset at the closing of the transaction through proceeds from the sale, which may be utilized for the paydown of debt. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing, and structure of any future acquisitions, future capital investments, and future results of operations. We cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Three Months Ended March 31,	For the Year Ended December 31,
	2025	2024
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$63,300	$50,700
(Repayments) borrowings of the Revolving Credit Facility, net	(63,300)	12,600
Ending Revolving Credit Facility balance	$—	$63,300
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	63,300
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	61,821	61,821
End of period Revolving Credit Facility and LC Facility availability	478,179	414,879
End of period cash balance	52,337	60,954
Total Liquidity, end of period	$530,516	$475,833

Cash Flow Activity

Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Three Months Ended March 31,
	2025	2024	Variance
Net cash provided by (used in) operating activities	$101,598	$(78,859)	$180,457
Net cash used in investing activities	$(24,191)	$(30,938)	$6,747
Net cash (used in) provided by financing activities	$(86,018)	$154,763	$(240,781)

Operating Activities

Net cash provided by operating activities was $101.6 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $78.9 million for the three months ended March 31, 2024. The change was primarily due to the following:

•
a $75.4 million increase in operating income in the first quarter of 2025 as compared to the first quarter of 2024;
•
a $80.9 million increase in cash outflows due to a decrease in strategic inventory purchases;
•
a $12.0 million decrease in one-time cash outflows for direct and indirect remuneration (“DIR”) fees paid in connection with the conclusion of the DIR program;
•
a $6.5 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable interest rates applicable to our outstanding term debt; and
•
a $10.9 million decrease in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities decreased by $6.7 million, from $30.9 million in the three months ended March 31, 2024 to $24.2 million in the three months ended March 31, 2025. The decrease was primarily due to a $4.2 million decrease in purchases of property and equipment in 2025 compared to 2024 and a decrease of $2.6 million cash paid for acquisitions in 2025 compared to 2024.

Financing Activities

Net cash used in financing activities was $86.0 million for the three months ended March 31, 2025, primarily attributable to repayments on our long-term debt of $11.8 million, net repayments on our Revolving Credit Facility of $63.3 million, payment of finance lease obligations of $3.4 million, and other financing activities.

Net cash provided by financing activities was $154.8 million for the three months ended March 31, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, offset by extinguishment of and net repayments on our long-term debt of $793.4 million, net repayments on our Revolving Credit Facility of $50.7 million, payment of debt issuance costs of $43.0 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of March 31, 2025 and December 31, 2024.

We were in compliance with all applicable financial covenants as of March 31, 2025 and December 31, 2024.

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

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and established Tranche B-4 to refinance the remaining $2,566.0 million of borrowings under the First Lien Credit Agreement at a rate equal to SOFR plus 3.25%. Tranche B-4 has a maturity date of February 21, 2031. For additional information about our First Lien Credit Agreement, see Note 6 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

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

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility included in the First Lien Credit Agreement (the “Revolver”) was $475.0 million as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to $411.7 million.

The First Lien Credit Agreement, as amended on September 17, 2024, provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of March 31, 2025, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million. As of December 31, 2024, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million.

For additional information about our Revolving Credit Facility and LC Facility, see Note 6 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

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

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancing of existing term debt in 2024 did not result in a change to the terms of the interest rate swap agreements. For the three months ended March 31, 2025 and the year ended December 31, 2024, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $4.4 million and $35.3 million, respectively.

During the first fiscal quarter of 2025, we entered into two forward starting interest rate swap agreements, each with a $500 million notional amount, to hedge the cash flow risk of variability in interest payments on our variable rate borrowings. The effective date of the forward starting interest rate swap agreements is September 30, 2025. As of March 31, 2025, these contracts meet the criteria of a cash flow hedge.

Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments will be equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note. Refer to Note 7 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Three Months Ended March 31, 2025	Fiscal Year 2024
First Lien - payable to lenders at SOFR plus applicable margin	—	—	$—	$—	$—	$18,151
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	12,923
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	150,759
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.82%	6.86%	2,540,404	2,546,787	36,940	8,857
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	4,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	7.32%	7.61%	—	—	—	331
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	9.50%	9.75%	—	63,300	4,086	10,602
Amortizing Notes			48,399	53,804	1,066	4,899
Notes payable and other			19,424	19,428	218	316
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(547)	(18,573)
Total debt			$2,608,227	$2,683,319	$41,763	$192,747
Less: debt issuance costs, net			70,163	72,736
Total debt, net of debt issuance costs			2,538,064	2,610,583
Less: current portion of long-term debt			48,725	48,725
Total long-term debt, net of current portion			$2,489,339	$2,561,858

Our Company leverage, as calculated under our First Lien Credit Agreement, was 3.87x and 4.16x at March 31, 2025 and December 31, 2024, respectively.

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

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which are hereby incorporated by reference.

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

Interest Rate Risk

The Company is exposed to interest rate risk related to changes in interest rates for borrowings under our First Lien Facilities. Although we hedge a portion of our interest rate risk through interest rate swaps, any borrowings under our First Lien Facility in excess of the notional amount of the swaps will be subject to variable interest rates. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

As of March 31, 2025, our debt outstanding was $2.6 billion and we had three existing interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $5.4 million on an annual basis based upon our borrowing level at March 31, 2025. The market risks associated with our debt obligations as of March 31, 2025 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 6 within the unaudited condensed consolidated financial statements and related notes, included elsewhere in the Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a summary of our material legal proceedings, refer to Note 13 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business, financial condition, or results of operations from those set forth under the heading “Summary Risk Factors” or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1*	Purchase Agreement, dated January 17, 2025, by and among Res-Care, Inc., certain other affiliated entities, National Mentor Holdings, Inc., and BrightSpring Health Services, Inc. (solely for purposes of Section 5.24).	8-K	001-41938	2.1	1/21/2025
3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024
4.7	Registration Rights Agreement, dated December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BrightSpring Health Services, Inc.

Date: May 2, 2025	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Jennifer Phipps
Jennifer Phipps
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)