Form 10-Q
period 2025-06-30
BrightSpring Health Services, Inc.
filed 2025-08-01
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of July 29, 2025 was 177,148,693.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our industries, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We believe that these factors include but are not limited to the following:

•
our operation in a highly competitive industry;
•
our inability to maintain relationships with existing patient referral sources or establish new referral sources;
•
changes to Medicare and Medicaid rates or methods governing Medicare and Medicaid payments for our services;
•
cost containment initiatives of third-party payors, including post-payment audits;
•
the implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues;
•
changes in the case mix of patients, as well as payor mix and payment methodologies, and decisions and operations of third-party organizations;
•
our reliance on federal and state spending, budget decisions, and continuous governmental operations which may fluctuate under different political conditions;
•
changes in drug utilization and/or pricing, PBM contracts, and Medicare Part D/Medicaid reimbursement, which may negatively impact our profitability;
•
changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing;
•
reliance on the continual recruitment and retention of nurses, pharmacists, therapists, caregivers, direct support professionals, and other qualified personnel, including senior management;
•
compliance with or changes to federal, state, and local laws and regulations that govern our employment practices, including minimum wage, living wage, and paid time-off requirements;
•
fluctuation of our results of operations on a quarterly basis;
•
harm caused by labor relation matters;
•
limitations in our ability to control reimbursement rates received for our services if we are unable to maintain or reduce our costs to provide such services;
•
delays in collection or non-collection of our accounts receivable, particularly during the business integration process;
•
failure to manage our growth effectively, which may inhibit our ability to execute our business plan, maintain high levels of service and satisfaction or adequately address competitive challenges;
•
our ability to identify, successfully complete and manage acquisitions, joint ventures, and other strategic initiatives, including the pending sale of our Community Living business;
•
our ability to continue to provide consistently high quality of care;
•
maintenance of our corporate reputation or the emergence of adverse publicity, including negative information on social media or changes in public perception of our services;
•
contract continuance, expansion and renewal with our existing customers, including renewals at lower fee levels, customers declining to purchase additional services from us, or reduction in the services received from us pursuant to those contracts;

•
effective investment in, implementation of improvements to and proper maintenance of the uninterrupted operation and data integrity of our information technology and other business systems;
•
security breaches, loss of data, and other disruptions, which could compromise sensitive business or patient information; cause a loss of confidential patient data, employee data or personal information; or prevent access to critical information and thereby expose us to liability, litigation, and federal and state governmental inquiries and damage our reputation and brand;
•
risks related to credit card payments and other payment methods;
•
potential substantial malpractice or other similar claims;
•
various risks related to governmental inquiries, regulatory actions, and whistleblower and other lawsuits, which may not be entirely covered by insurance;
•
our current insurance program, which may expose us to unexpected costs, particularly if we incur losses not covered by our insurance or if claims or losses differ from our estimates;
•
factors outside of our control, including those listed, which have required and could in the future require us to record an asset impairment of goodwill;
•
a pandemic, epidemic, or outbreak of an infectious disease;
•
inclement weather, natural disasters, acts of terrorism, riots, civil insurrection or social unrest, looting, protests, strikes, or street demonstrations;
•
our inability to adequately protect our intellectual property rights;
•
risks related to our compliance with our regulatory framework;
•
the interests of KKR Stockholder (as defined below) may conflict with our stockholders’ interests in the future;
•
our substantial indebtedness; and
•
significant changes in tax or trade policies, tariffs, or trade relations between the United States and other countries, such as the imposition of unilateral tariffs on imported products, including impacts on imported drug products, which could result in supply chain disruptions and significant increases in costs.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$70,070	$60,954
Accounts receivable, net of allowance for credit losses	972,721	902,782
Inventories	625,465	636,561
Prepaid expenses and other current assets	129,248	161,310
Current assets held for sale	850,455	131,447
Total current assets	2,647,959	1,893,054
Property and equipment, net of accumulated depreciation of $372,236 and $339,892 at June 30, 2025 and December 31, 2024, respectively	177,582	180,570
Goodwill	2,370,134	2,363,884
Intangible assets, net of accumulated amortization	544,337	595,224
Operating lease right-of-use assets, net	164,095	161,032
Deferred income taxes, net	3,328	5,288
Other assets	36,162	39,128
Non-current assets held for sale	—	687,960
Total assets	$5,943,597	$5,926,140
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities:
Trade accounts payable	$965,302	$923,926
Accrued expenses	252,828	295,746
Current portion of obligations under operating leases	38,489	38,910
Current portion of obligations under financing leases	3,875	3,463
Current portion of long-term debt	50,836	48,725
Current liabilities held for sale	194,035	117,563
Total current liabilities	1,505,365	1,428,333
Obligations under operating leases, net of current portion	132,547	129,467
Obligations under financing leases, net of current portion	8,238	6,530
Long-term debt, net of current portion	2,477,917	2,561,858
Long-term liabilities	74,107	71,190
Non-current liabilities held for sale	—	77,177
Total liabilities	4,198,174	4,274,555
Redeemable noncontrolling interest	2,816	3,730
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 177,055,327 and 174,245,990 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$1,771	$1,742
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,909,854	1,866,850
Accumulated deficit	(164,405)	(222,155)
Accumulated other comprehensive (loss) income	(4,330)	1,418
Total shareholders' equity	1,742,890	1,647,855
Noncontrolling interest	(283)	—
Total equity	1,742,607	1,647,855
Total liabilities, redeemable noncontrolling interest, and equity	$5,943,597	$5,926,140

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Products	$2,790,101	$2,114,491	$5,322,272	$4,091,526
Services	357,597	323,763	703,555	632,494
Total revenues	3,147,698	2,438,254	6,025,827	4,724,020
Cost of goods	2,556,402	1,931,760	4,884,617	3,738,860
Cost of services	216,444	194,318	427,989	380,493
Gross profit	374,852	312,176	713,221	604,667
Selling, general, and administrative expenses	326,295	273,523	613,925	581,349
Operating income	48,557	38,653	99,296	23,318
Loss on extinguishment of debt	—	—	—	12,726
Interest expense, net	38,778	43,282	80,541	97,752
Income (loss) from continuing operations before income taxes	9,779	(4,629)	18,755	(87,160)
Income tax expense (benefit)	1,238	(13,115)	998	(39,619)
Income (loss) from continuing operations, net of income taxes	8,541	8,486	17,757	(47,541)
Income from discontinued operations, net of income taxes	19,001	10,955	38,795	20,597
Net income (loss)	27,542	19,441	56,552	(26,944)
Net loss attributable to noncontrolling interests included in continuing operations	(666)	(478)	(1,198)	(1,113)
Net income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$28,208	$19,919	$57,750	$(25,831)

Net income (loss) per common share (Note 10):
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$0.05	$0.09	$(0.25)
Discontinued operations	$0.09	$0.05	$0.20	$0.11
Net income (loss)	$0.14	$0.10	$0.29	$(0.14)
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.04	$0.04	$0.09	$(0.25)
Discontinued operations	$0.09	$0.06	$0.18	$0.11
Net income (loss)	$0.13	$0.10	$0.27	$(0.14)
Weighted average shares outstanding:
Basic	201,807	197,515	200,516	186,523
Diluted	216,336	208,987	214,963	186,523

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$27,542	$19,441	$56,552	$(26,944)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	246	(49)	208	(195)
Cash flow hedges:
Net change in fair value, net of tax (1)	614	3,145	722	21,104
Amounts reclassified to earnings, net of tax (2)	(3,321)	(7,186)	(6,678)	(14,428)
Total other comprehensive (loss) income, net of tax	(2,461)	(4,090)	(5,748)	6,481
Total comprehensive income (loss)	25,081	15,351	50,804	(20,463)
Comprehensive loss attributable to redeemable noncontrolling interests	(508)	(339)	(915)	(822)
Comprehensive loss attributable to noncontrolling interest	(158)	(139)	(283)	(291)
Comprehensive income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$25,747	$15,829	$52,002	$(19,350)

(1)
The income tax effects of the net change in fair value were $(201) and $(234) for the three and six months ended June 30, 2025, respectively, and $(1,018) and $(6,833) for the three and six months ended June 30, 2024, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $1,080 and $2,167 for the three and six months ended June 30, 2025, respectively, and $2,327 and $4,672 for the three and six months ended June 30, 2024, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balances at March 31, 2025	175,183,434	$1,752	$1,880,099	$(192,613)	$(1,869)	$(125)	$1,687,244
Net income (loss) (1)	—	—	—	28,208	—	(158)	28,050
Other comprehensive loss, net of tax	—	—	—	—	(2,461)	—	(2,461)
Share-based compensation	—	—	22,802	—	—	—	22,802
Exercise of stock options	1,283,882	14	8,703	—	—	—	8,717
Issuance of common stock for settlement of RSUs	649,010	6	(6)	—	—	—	—
Tax effect of net share settlement of equity awards	(60,999)	(1)	(1,744)	—	—	—	(1,745)
Balances at June 30, 2025	177,055,327	$1,771	$1,909,854	$(164,405)	$(4,330)	$(283)	$1,742,607

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at March 31, 2024	171,190,389	$1,712	$1,788,728	$(246,069)	$23,115	$518	$1,568,004
Net income (loss) (1)	—	—	—	19,919	—	(139)	19,780
Other comprehensive loss, net of tax	—	—	—	—	(4,090)	—	(4,090)
Share-based compensation	—	—	15,136	—	—	—	15,136
Shares issued under share-based compensation plan, including tax effects	107,389	1	21	—	—	—	22
Shares issued for payment of acquisition	99,252	1	1,080	—	—	—	1,081
Balances at June 30, 2024	171,397,030	$1,714	$1,804,965	$(226,150)	$19,025	$379	$1,599,933

(1) Net loss to the Company for the three months ended June 30, 2025 and 2024 excludes $(508) and $(339), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (continued)

(In thousands, except share data)

(Unaudited)

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (loss) (1)	—	—	—	57,750	—	(283)	57,467
Other comprehensive loss, net of tax	—	—	—	—	(5,748)	—	(5,748)
Share-based compensation	—	—	38,483	—	—	—	38,483
Exercise of stock options	1,320,135	14	9,048	—	—	—	9,062
Issuance of common stock for settlement of RSUs	1,701,546	17	(17)	—	—	—	—
Tax effect of net share settlement of equity awards	(212,344)	(2)	(4,510)	—	—	—	(4,512)
Balances at June 30, 2025	177,055,327	$1,771	$1,909,854	$(164,405)	$(4,330)	$(283)	$1,742,607

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(25,831)	—	(291)	(26,122)
Other comprehensive income, net of tax	—	—	—	—	6,481	—	6,481
Share-based compensation	—	—	39,984	—	—	—	39,984
Shares issued under share-based compensation plan, including tax effects	107,389	1	21	—	—	—	22
Shares issued for payment of acquisition	99,252	1	1,080	—	—	—	1,081
Derecognition of redeemable noncontrolling interest	—	—	14,981	—	—	—	14,981
Issuance of common stock on initial public offering, net (2)	53,333,334	533	655,952	—	—	—	656,485
Proceeds from stock purchase contract issued under tangible equity units, net (3)	—	—	321,611	—	—	—	321,611
Balances at June 30, 2024	171,397,030	$1,714	$1,804,965	$(226,150)	$19,025	$379	$1,599,933

(1) Net loss to the Company for the six months ended June 30, 2025 and 2024 excludes $(915) and $(822), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

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

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net income (loss)	$56,552	$(26,944)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	84,000	98,993
Impairment of long-lived assets	4,019	1,980
Change in fair value of contingent consideration, net	2,003	—
Payment of contingent consideration in excess of acquisition date fair value	(1,500)	—
Provision for credit losses	40,658	13,118
Amortization of deferred debt issuance costs	5,543	6,937
Share-based compensation	38,483	39,984
Deferred income taxes, net	3,892	(49,260)
Loss on extinguishment of debt	—	12,726
Loss on disposition of fixed assets	1,161	24
Other	(1,422)	(1,438)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(112,756)	(112,522)
Prepaid expenses and other current assets	24,411	21,737
Inventories	11,473	29,720
Trade accounts payable	53,277	41,329
Accrued expenses	(43,490)	(153,892)
Other assets and liabilities	(15,630)	(16,576)
Net cash provided by (used in) operating activities	$150,674	$(94,084)
Investing activities:
Purchases of property and equipment	$(42,057)	$(45,559)
Acquisitions of businesses	(6,754)	(43,611)
Other	1,377	540
Net cash used in investing activities	$(47,434)	$(88,630)
Financing activities:
Long-term debt borrowings	$—	$2,566,000
Long-term debt repayments	(23,720)	(3,370,970)
Proceeds from issuance of common stock on initial public offering, net	—	656,485
Proceeds from issuance of tangible equity units, net	—	389,000
(Repayments) borrowings of the Revolving Credit Facility, net	(63,300)	5,100
Payments of debt issuance costs	—	(43,188)
Repurchase of shares of common stock	—	(650)
Proceeds from shares issued under share-based compensation plan	9,062	404
Taxes paid related to net share settlement of equity awards	(4,512)	—
Shares issued for payment of acquisition	—	1,081
Payment of acquisition earn-outs	—	(2,656)
Purchase of redeemable noncontrolling interest	(5,100)	(300)
Payments of financing lease obligations	(6,691)	(5,636)
Net cash (used in) provided by financing activities	$(94,261)	$194,670
Net increase in cash and cash equivalents	8,979	11,956
Cash and cash equivalents at beginning of period	61,253	13,071
Cash and cash equivalents at end of period	$70,232	$25,027
Cash and cash equivalents included in assets held for sale at end of period	162	2,179
Cash and cash equivalents included in continuing operations at end of period	$70,070	$22,848

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$96,069	$110,905
Income taxes, net of refunds	$13,022	$23,692
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$—	$2,533
Financing lease obligations	$6,691	$6,282
Purchases of property and equipment in accounts payable	$4,103	$1,950
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$—	$5,100

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

On December 7, 2017, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR” or “KKR Stockholder”) and Walgreens Boots Alliance, Inc. (“WBA”) purchased PharMerica Corporation (“PharMerica”) and on March 5, 2019, expanded with the acquisition of BrightSpring Health Holdings Corp. The surviving entity was renamed BrightSpring Health Services, Inc.

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

On January 17, 2025, the Company entered into a purchase agreement to divest its community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”). The transaction is subject to customary closing conditions and certain other antitrust laws and is expected to close in late 2025.

During the second quarter of 2025, WBA sold their remaining ownership interests in the Company through open market transactions and is no longer considered a related party of the Company. In June 2025, KKR Stockholder and certain management selling stockholders completed a registered secondary public offering of the Company’s common stock. The Company did not purchase or sell any shares of common stock that were offered in the secondary public offering. The Company did not receive any proceeds from the Offering, other than proceeds received in connection with the cash exercise of stock options by the Management Selling Stockholders in connection with the Offering. As a result of the aforementioned transactions, the Company no longer qualifies as a “controlled company” under the Nasdaq Stock Market LLC listing standards and is therefore required to comply with all applicable corporate governance requirements of Nasdaq, subject to phase-in rules.

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

As a result of the Company's plan to divest the Community Living business discussed in Note 2, the Community Living business met the criteria to be reported as discontinued operations and held for sale. Therefore, the Company has reported the historical results of the Community Living business, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations and held for sale for all periods presented herein. Unless otherwise noted, all activities and amounts reported in the accompanying notes to the unaudited condensed consolidated financial statements relate to the continuing operations of the Company and exclude activities and amounts related to the Community Living business.

This report should be read in conjunction with our consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the revised and recasted consolidated financial statements and related notes thereto for the year ended December 31, 2024 that reflect the Community Living business as discontinued operations included in our Current Report on Form 8-K as filed on June 10, 2025, which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by the rules and regulations of the Securities and Exchange Commission.

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

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the six months ended June 30, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was further clarified in January 2025 through the issuance of ASU 2025-01. These ASUs require new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of goods and services and selling, general, and administrative expenses. The amendments in these ASUs are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The adoption of this guidance will have no impact on the Company's consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related disclosures.

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”), for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is currently expected to close in late 2025, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, and the results of operations from the Community Living business are classified as discontinued operations in the unaudited condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributed to the Community Living business. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and consolidated debt. In addition, upon closing of the divestiture, we will enter into a transition services agreement with the Purchaser to support the Purchaser's post-closing operations of the Community Living business by providing the Purchaser with certain transition services in exchange for service fees in the form of both fixed-price and pass through costs. Transition services will primarily include finance and accounting, human resources, IT, facilities management, and compliance services.

The financial results of the Community Living business are presented as income from discontinued operations on our unaudited condensed consolidated statements of operations through June 30, 2025. The following table presents the financial results of the Community Living business (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Services revenue	$307,683	$291,956	$606,789	$582,828
Cost of services	211,614	215,099	415,797	429,071
Gross profit	96,069	76,857	190,992	153,757
Selling, general, and administrative expenses	63,739	53,096	124,483	106,594
Operating income of discontinued operations	32,330	23,761	66,509	47,163
Interest expense, net	7,590	9,157	15,497	19,707
Income of discontinued operations before incomes taxes	24,740	14,604	51,012	27,456
Income tax expense of discontinued operations	5,739	3,649	12,217	6,859
Income from discontinued operations, net of income taxes	$19,001	$10,955	$38,795	$20,597

The following table presents the aggregate carrying amounts of assets and liabilities held for sale for the Community Living business in the unaudited condensed consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$162	$299
Accounts receivable, net of allowance for credit losses	128,031	125,872
Inventories	3,630	4,007
Prepaid expenses and other current assets	2,598	1,269
Total current assets held for sale	134,421	131,447
Property and equipment, net of accumulated depreciation of $107,168 and $110,417 at June 30, 2025 and December 31, 2024, respectively	75,063	69,715
Goodwill	307,640	307,640
Intangible assets, net of accumulated amortization	216,319	216,258
Operating lease right-of-use assets, net	112,299	88,717
Deferred income taxes, net	287	287
Other assets	4,426	5,343
Total assets held for sale	$850,455	$819,407
Liabilities
Current liabilities:
Trade accounts payable	$21,239	$17,366
Accrued expenses	55,580	60,791
Current portion of obligations under operating leases	33,307	30,755
Current portion of obligations under financing leases	8,019	8,651
Total current liabilities held for sale	118,145	117,563
Obligations under operating leases, net of current portion	60,675	58,147
Obligations under financing leases, net of current portion	14,676	18,461
Long-term liabilities	539	569
Total liabilities held for sale	$194,035	$194,740

In accordance with ASC 205-20, all assets and liabilities held for sale are reported as current at June 30, 2025 as the Community Living transaction is expected to close within one-year of the balance sheet date. The presentation of assets and liabilities held for sale at December 31, 2024 are reported as current and noncurrent, consistent with the conclusion in the period, as the transaction did not meet the requirements of held for sale at that point in time.

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$1,329	$20,057
Share-based compensation	6,501	2,911
Impairment of long-lived assets	—	1,872

Cash flows from discontinued operations investing activities:
Purchases of property and equipment	5,868	5,331

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

	Pharmacy Solutions
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$742.0	23.6%	$570.2	23.4%	$1,416.5	23.5%	$1,074.6	22.7%
Medicaid	266.2	8.5%	199.7	8.2%	504.4	8.4%	387.0	8.2%
Medicare A	138.9	4.4%	127.7	5.2%	279.3	4.6%	257.1	5.4%
Medicare B	18.7	0.6%	16.7	0.7%	38.2	0.6%	33.6	0.7%
Medicare C	555.6	17.7%	377.9	15.5%	1,043.3	17.3%	714.8	15.1%
Medicare D	1,008.4	32.0%	770.0	31.6%	1,919.3	31.9%	1,526.3	32.3%
Private & other	60.3	1.8%	52.3	2.1%	121.3	2.0%	98.1	2.2%
	$2,790.1	88.6%	$2,114.5	86.7%	$5,322.3	88.3%	$4,091.5	86.6%

	Provider Services
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$44.1	1.4%	$41.9	1.7%	$85.5	1.4%	$83.1	1.8%
Medicaid	88.5	2.8%	83.9	3.4%	173.6	2.9%	166.5	3.5%
Medicare A	125.8	4.0%	107.7	4.4%	248.2	4.1%	212.9	4.5%
Medicare B	1.4	0.0%	8.1	0.3%	2.9	0.0%	15.0	0.3%
Medicare C	34.6	1.1%	28.1	1.2%	67.2	1.1%	48.3	1.0%
Private & other	63.2	2.1%	54.1	2.3%	126.1	2.2%	106.7	2.3%
	$357.6	11.4%	$323.8	13.3%	$703.5	11.7%	$632.5	13.4%

	Consolidated
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$786.1	25.0%	$612.1	25.1%	$1,502.0	24.9%	$1,157.7	24.5%
Medicaid	354.7	11.3%	283.6	11.6%	678.0	11.3%	553.5	11.7%
Medicare A	264.7	8.4%	235.4	9.6%	527.5	8.7%	470.0	9.9%
Medicare B	20.1	0.6%	24.8	1.0%	41.1	0.6%	48.6	1.0%
Medicare C	590.2	18.8%	406.0	16.7%	1,110.5	18.4%	763.1	16.1%
Medicare D	1,008.4	32.0%	770.0	31.6%	1,919.3	31.9%	1,526.3	32.3%
Private & other	123.5	3.9%	106.4	4.4%	247.4	4.2%	204.8	4.5%
	$3,147.7	100.0%	$2,438.3	100.0%	$6,025.8	100.0%	$4,724.0	100.0%

Refer to Note 15 for the disaggregation of revenue by reportable segment.

4. Acquisitions

2025 Acquisition

During the six months ended June 30, 2025, we completed one acquisition within the Provider Services segment on January 1, 2025 for aggregate consideration of $6.8 million. No cash was acquired as a part of this transaction. We entered into the transaction in order to expand our services and geographic offerings. The operating results of the acquisition are included in our unaudited condensed consolidated financial statements from the date of the acquisition and are not material to our results of operations.

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

Haven Hospice

The following table summarizes the consideration paid (in thousands) for the September 1, 2024 acquisition of North Central Florida Hospice, Inc. (“Haven Hospice”) and the fair value of the assets acquired and the liabilities assumed at the acquisition date, which are adjusted for immaterial measurement-period adjustments through June 30, 2025. Haven Hospice provides hospice and palliative care services in the state of Florida. Its results are consolidated within the Provider Services segment.

Inventories	$45
Property and equipment	495
Goodwill	45,114
Intangible assets	19,860
Operating lease right-of-use assets	7,157
Trade accounts payable	764
Current portion of obligations under operating leases	2,235
Obligations under operating leases, net of current portion	4,922
Aggregate purchase price	$64,750

Consideration for the Haven Hospice acquisition included a $15.0 million cash payment, $15.0 million seller note payable in 2028, and $30.0 million of the Company's common stock equal to 2,471,251 shares. The number of shares was calculated by dividing $30.0 million by a price per share equal to the average of the volume weighted average trading price of the Company's common stock on each of the fifteen consecutive trading days ending on and including the trading day that is three trading days prior to the closing date, as required by the asset purchase agreement. The sellers were restricted from trading during a 180-day lock-up period from closing with agreed-upon sale volume limitations for four years thereafter. The asset purchase agreement also includes a post-closing adjustment feature to the extent any losses are incurred by the sellers in the sale of their common stock for four years following closing with a final equity adjustment feature. See Note 12.

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

Haven Hospice contributed $16.5 million and $32.4 million in revenue during the three and six months ended June 30, 2025, respectively. Haven Hospice contributed $2.0 million and $3.2 million of operating income during the three and six months ended June 30, 2025, respectively. The Haven Hospice acquisition was not completed until the third fiscal quarter of 2024, as such it did not contribute any revenue or operating income during the three and six months ended June 30, 2024. Pro forma financial data for the Haven Hospice acquisition has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Others

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions, excluding Haven Hospice, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through June 30, 2025. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $18.9 million, respectively.

Accounts receivable	$3,749
Inventories	1,234
Prepaid expenses and other current assets	174
Property and equipment	398
Goodwill	17,721
Intangible assets	31,233
Operating lease right-of-use assets	364
Other assets	1,438
Trade accounts payable	650
Accrued expenses	7,657
Current portion of obligations under operating leases	56
Current portion of obligations under financing leases	53
Obligations under operating leases, net of current portion	308
Obligations under financing leases, net of current portion	8
Deferred income taxes, net	1,686
Aggregate purchase price, net of cash acquired	$45,893

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

The above acquisitions contributed approximately $22.7 million and $41.8 million in revenue during the three and six months ended June 30, 2025, respectively, compared to $15.1 million and $15.9 million in revenue during the three and six months ended June 30, 2024. The above acquisitions contributed approximately $1.5 million and $2.8 million in operating income during the three and six months ended June 30, 2025, respectively, compared to $0.9 million and $1.0 million in operating income during the three and six months ended June 30, 2024. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Measurement period adjustments for all aforementioned acquisitions completed in 2024 recorded in the three and six months ended June 30, 2025 were not material to the unaudited condensed consolidated financial statements. The Company expects to finalize the purchase price allocation for the 2024 acquisitions prior to the one-year anniversary date of each acquisition.

During the three and six months ended June 30, 2024, the Company incurred approximately $1.2 million and $1.9 million in transaction costs, respectively, related to 2024 acquisitions that were completed in subsequent quarters of 2024. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Company also agreed to purchase the remaining 30% noncontrolling interest in Gateway Pediatric Therapy, LLC during the first fiscal quarter of 2024 and the remaining 45% noncontrolling interest in Harvest Grove LTC, LLC during the third fiscal quarter of 2024. These transactions did not meet the definition of a business combination in accordance with ASC 805, Business Combinations.

5. Goodwill and Intangible Assets

A summary of changes to goodwill, by reportable segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2025*	$841,052	$1,522,832	$2,363,884
Goodwill added through acquisitions	—	6,430	6,430
Measurement period adjustments	—	(372)	(372)
Foreign currency adjustments	—	192	192
Goodwill at June 30, 2025*	$841,052	$1,529,082	$2,370,134

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$522,435	$345,663	$176,772	$542,137	$335,647	$206,490	5-20
Trade names	332,977	153,017	179,960	332,977	140,020	192,957	2-20
Licenses	62,167	17,556	44,611	68,425	17,528	50,897	10-20
Doctor/payor network	5,650	4,613	1,037	12,730	10,965	1,765	5-8
Covenants not to compete	7,640	5,112	2,528	8,790	5,886	2,904	2-7
Other intangible assets	10,940	7,144	3,796	10,940	6,362	4,578	5-7
Total definite-lived assets	$941,809	$533,105	$408,704	$975,999	$516,408	$459,591
Licenses	135,633	—	135,633	135,633	—	135,633	Indefinite
Total intangible assets	$1,077,442	$533,105	$544,337	$1,111,632	$516,408	$595,224

Amortization expense for the three and six months ended June 30, 2025 was $23.6 million and $47.0 million, respectively, as compared to $24.2 million and $47.9 million for the three and six months ended June 30, 2024, respectively.

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	June 30, 2025		December 31, 2024
	Rate	$	Rate	$
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.83%	$2,534,021	6.86%	$2,546,787
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	7.33%	—	7.61%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	9.50%	—	9.75%	63,300
Amortizing Notes (1)		42,859		53,804
Notes payable and other		19,419		19,428
Total debt		2,596,299		2,683,319
Less: debt issuance costs, net		67,546		72,736
Total debt, net of debt issuance costs		2,528,753		2,610,583
Less: current portion of long-term debt		50,836		48,725
Total long-term debt, net of current portion		$2,477,917		$2,561,858

(1)
See Note 7 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements and related modifications for the six months ended June 30, 2025 and the year ended December 31, 2024. We were in compliance with all applicable financial debt covenants at June 30, 2025 and December 31, 2024.

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

Revolving Credit Facility

The First Lien also extends credit in the form of a Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien modification on February 21, 2024, borrowings under the Revolver bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 3.25% for the Revolving Credit Loans or ABR plus 2.25% for the Swingline Loans at December 31, 2024. During the first fiscal quarter of 2025, the variable rate on the Revolving Credit Loans and Swingline Loans decreased to SOFR plus 3.00% and ABR plus 2.00%, respectively, as a result of our improved leverage ratio in accordance with the terms of our credit agreement. As of June 30, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to approximately $411.7 million.

The Company’s First Lien also provides for an additional $65.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of June 30, 2025 and December 31, 2024, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million.

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

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. The following table summarizes our interest rate swaps designated as cash flow hedges:

	Notional Amount as of
Financial Institution	June 30, 2025		December 31, 2024		Effective Dates	Fixed Rates
Credit Suisse	$500	million	$500	million	3-year period ending September 30, 2025	3.41650%
Morgan Stanley	1,050	million	1,050	million	3-year period ending September 30, 2025	3.42000%
Credit Agricole Corporate and Investment Bank	450	million	450	million	3-year period ending September 30, 2025	3.52410%
Existing contracts	$2,000	million	$2,000	million

Credit Agricole Corporate and Investment Bank	$500	million	$—		1-year period ending September 30, 2026	3.72500%
Mizuho Capital Markets	500	million	—		1-year period ending September 30, 2026	3.61121%
Forward starting contracts (1)	$1,000	million	$—

(1)
During the first fiscal quarter of 2025, we entered into two forward starting interest rate swap agreements, each with a $500 million notional amount, to hedge the cash flow risk of variability in interest payment on our variable rate borrowings. The effective date of the forward starting interest rate swap agreements is September 30, 2025. As of June 30, 2025, these contracts meet the criteria of a cash flow hedge.

The fair value of the cash flow hedges as of June 30, 2025 and December 31, 2024 was $2.7 million and $10.6 million, respectively, and is reflected in prepaid expenses and other current assets, other assets, and long-term liabilities in the unaudited condensed consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $4.4 million and $8.8 million for the three and six months ended June 30, 2025, respectively, as compared to $9.5 million and $19.1 million for the three and six months ended June 30, 2024, respectively. The Company expects approximately $4.2 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

7. Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note, each of which is considered a freestanding financial instrument. The proceeds from the issuance were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows (in thousands):

	Equity Component	Debt Component	Total
Fair value per unit	$41.3382	$8.6618	$50.00

Gross proceeds	$330,706	$69,294	$400,000
Less: issuance costs	9,095	1,905	11,000
Net proceeds	$321,611	$67,389	$389,000

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital. The value allocated to the Amortizing Notes is reflected in long-term debt in the unaudited condensed consolidated balance sheet, with payments expected in the next twelve months reflected in current portion of long-term debt. The long-term portion of the Amortizing Notes as of June 30, 2025 and December 31, 2024 was $19.9 million and $32.9 million, respectively. The short-term portion of the Amortizing Notes as of June 30, 2025 and December 31, 2024 was $23.0 million and $20.9 million, respectively. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

Amortizing Notes

The Company pays equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments are the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.7 million and $13.5 million in TEU installment payments during the three and six months ended June 30, 2025, respectively, as compared to $6.8 million during the three and six months ended June 30, 2024. The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes.

Purchase Contracts

At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the three and six months ended June 30, 2025 and 2024, respectively, no TEUs were converted at the holder's option.

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

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Estimated annual effective tax rate before discrete items	27.1%	(102.7)%	26.4%	30.5%
Discrete items recognized	(14.4)%	386.0%	(21.1)%	15.0%
Effective tax rate recognized in the statements of operations	12.7%	283.3%	5.3%	45.5%

During the three months ended June 30, 2025, the Company’s effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $1.4 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation. During the three months ended June 30, 2024, the Company's effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of the discrete tax benefit on pre-tax book losses related to the Silver matter which was determined to be partially deductible upon finalization of the agreement.

During the six months ended June 30, 2025, the Company's effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $3.7 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation. During the six months ended June 30, 2024, the Company’s effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of limitations on the deductibility of certain executive compensation that now apply to the Company after the IPO Offerings, which were completed in January 2024. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book losses to date.

See Note 13 for further discussion of the Silver matter.

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Rebate receivable	$41,397	$49,538
Non-trade receivables	27,324	45,428
Income tax receivable	16,216	13,468
Inventory returns receivable	12,616	11,245
Prepaid maintenance	5,161	3,644
Prepaid insurance	4,609	13,892
Interest rate swaps	4,311	10,633
Other prepaid expenses and current assets	17,614	13,462
Total prepaid expenses and other current assets	$129,248	$161,310

Other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Notes receivable	$8,457	$8,577
Insurance recoveries	7,441	7,564
Cloud computing	6,313	7,362
Deposits	5,632	6,733
Deferred debt issuance costs	2,117	2,470
Equity method investments	970	670
Other assets	5,232	5,752
Total other assets	$36,162	$39,128

Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Wages and payroll taxes	$86,600	$98,245
Compensated absences	26,692	24,360
Workers compensation insurance reserves	23,963	19,966
Health insurance reserves	19,268	14,934
Checks in excess of cash balance	19,060	27,643
Property insurance reserves	11,405	9,879
Deferred revenue	8,232	10,196
General and professional liability insurance reserves	7,278	8,328
Contingent consideration	4,139	3,136
Automobile insurance reserves	3,868	21,353
Legal settlements and professional fees	3,185	13,982
Taxes other than income taxes	2,266	1,985
Interest	1,722	8,779
Other	35,150	32,960
Total accrued expenses	$252,828	$295,746

Long-term liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Workers compensation insurance reserves	$25,326	$25,360
General and professional liability insurance reserves	23,283	21,182
Automobile insurance reserves	8,815	9,034
Contingent consideration	4,750	5,250
Employee incentives	3,493	3,993
Interest rate swaps	1,567	—
Other	6,873	6,371
Total long-term liabilities	$74,107	$71,190

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

For the three and six months ended June 30, 2025 and 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For the three and six months ended June 30, 2025, the Company's average applicable market value was greater than $15.28, resulting in no dilutive impact to EPS for TEUs. For the three and six months ended June 30, 2024, the Company's average applicable market value was less than $13.00. Thus, the TEUs were assumed to be settled at a conversion factor based on the maximum settlement amount of 3.8461 shares per Purchase Contract, if dilutive. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$8,541	$8,486	$17,757	$(47,541)
Less: Net loss attributable to noncontrolling interests	(666)	(478)	(1,198)	(1,113)
Net income (loss) from continuing operations attributable to common shareholders	9,207	8,964	18,955	(46,428)
Net income from discontinued operations	19,001	10,955	38,795	20,597
Net income (loss) attributable to common shareholders	$28,208	$19,919	$57,750	$(25,831)

Denominator:
Weighted-average shares outstanding - basic	201,807	197,515	200,516	186,523

Effect of dilutive securities:
Stock options	8,098	4,764	8,167	—
RSUs	6,431	2,095	6,280	—
TEUs	—	4,582	—	—
Other	—	31	—	—
Weighted-average shares outstanding - diluted	216,336	208,987	214,963	186,523

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$0.05	$0.09	$(0.25)
Discontinued operations	$0.09	$0.05	$0.20	$0.11
Net income (loss)	$0.14	$0.10	$0.29	$(0.14)

Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.04	$0.04	$0.09	$(0.25)
Discontinued operations	$0.09	$0.06	$0.18	$0.11
Net income (loss)	$0.13	$0.10	$0.27	$(0.14)

The following potentially common share equivalents were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	1,350	3,280	1,350	15,300
RSUs	—	—	—	11,526
TEUs	—	—	—	4,582
Other	—	—	—	31
Total	1,350	3,280	1,350	31,439

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

Share-Based Compensation

In January 2025, the Company's Board of Directors approved the modification of certain equity awards in connection with the divestiture of the Community Living business, which resulted in $1.7 million and $3.1 million of incremental share-based compensation expense recognized during the three and six months ended June 30, 2025, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	June 30, 2025	December 31, 2024	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$2,744	$10,633	A
Total assets	$2,744	$10,633

Liabilities:
Contingent consideration (Level 3)	$8,889	$8,386	C
Total liabilities	$8,889	$8,386

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

The total financial impact of the settlement was $120.0 million; $90.0 million was paid in June 2024, $20.0 million was paid in July 2024, and the remaining $10.0 million was paid in April 2025. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission. In connection with debt refinancing in the first fiscal quarter of 2024, the Company paid underwriter, arranger, and transaction fees to KCM of $1.9 million. These fees are included within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. There were no similar fees paid to KCM during the three months ended June 30, 2024, and the three or six months ended June 30, 2025.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended June 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,790,101	$—	$2,790,101
Services revenue	—	357,597	357,597
Cost of drugs	2,377,477	—	2,377,477
Cost of services	—	216,444	216,444
Other direct costs (1)	178,925	—	178,925
Segment selling, general, and administrative expenses (2)	136,040	91,871	227,911
Segment depreciation and amortization expense (3)	27,033	7,174	34,207
Segment EBITDA	$124,692	$56,456	$181,148

	For the Three Months Ended June 30, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,114,491	$—	$2,114,491
Services revenue	—	323,763	323,763
Cost of drugs	1,778,358	—	1,778,358
Cost of services	—	194,318	194,318
Other direct costs (1)	153,402	—	153,402
Segment selling, general, and administrative expenses (2)	115,457	84,728	200,185
Segment depreciation and amortization expense (3)	27,222	5,950	33,172
Segment EBITDA	$94,496	$50,667	$145,163

	For the Six Months Ended June 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$5,322,272	$—	$5,322,272
Services revenue	—	703,555	703,555
Cost of drugs	4,525,053	—	4,525,053
Cost of services	—	427,989	427,989
Other direct costs (1)	359,564	—	359,564
Segment selling, general, and administrative expenses (2)	251,778	181,973	433,751
Segment depreciation and amortization expense (3)	54,541	13,943	68,484
Segment EBITDA	$240,418	$107,536	$347,954

	For the Six Months Ended June 30, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$4,091,526	$—	$4,091,526
Services revenue	—	632,494	632,494
Cost of drugs	3,436,117	—	3,436,117
Cost of services	—	380,493	380,493
Other direct costs (1)	302,743	—	302,743
Segment selling, general, and administrative expenses (2)	224,467	166,272	390,739
Segment depreciation and amortization expense (3)	54,471	11,693	66,164
Segment EBITDA	$182,670	$97,422	$280,092

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of income or loss:
Total Segment EBITDA	$181,148	$145,163	$347,954	$280,092
Segment depreciation and amortization	34,207	33,172	68,484	66,164
Expenses not allocated at segment level:
Selling, general, and administrative expenses	90,752	66,810	165,987	177,838
Depreciation and amortization	7,632	6,528	14,187	12,772
Loss on extinguishment of debt	—	—	—	12,726
Interest expense, net	38,778	43,282	80,541	97,752
Income tax expense (benefit)	1,238	(13,115)	998	(39,619)
Net income (loss) from continuing operations	$8,541	$8,486	$17,757	$(47,541)

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

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 460,000 patients daily through our approximately 10,000 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

On January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest our community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. We expect the divestiture to close in late 2025, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while BrightSpring focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment our expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require BrightSpring’s needed and valuable solutions, such as home health, rehab, primary care, and hospice.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations in the first fiscal quarter of 2025. As a result, in accordance with ASC 205-20, the financial results of the Community Living business, which were previously reported as part of our Provider Services segment, have been classified as discontinued operations in the unaudited condensed consolidated statements of operations, and the Community Living business's assets and liabilities have been classified as held for sale for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to “PART I - Item 1. Note 2” of our Form 10-K for additional information regarding discontinued operations.

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

Second Quarter of 2025 Key Highlights:

•
Announcement of definitive agreement to purchase home health and hospice care centers of Amedisys, Inc., and certain group care centers of UnitedHealth Group.
•
Completion of underwritten secondary offering of our common stock by affiliates of Kohlberg Kravis Roberts & Co. L.P. and certain members of management, which was completed in June 2025. As a result of this offering, we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq.

Financial Performance Highlights: Second Quarter of 2025 Compared to Second Quarter of 2024

•
Revenue grew by $709.4 million, or 29.1%, to $3,147.7 million
•
Pharmacy Solutions segment revenue grew by $675.6 million, or 32.0%, to $2,790.1 million
•
Provider Services segment revenue grew by $33.8 million, or 10.5%, to $357.6 million
•
Net income remained flat at $8.5 million
•
Adjusted EBITDA(1) increased by $31.9 million, or 28.8%, to $142.5 million
•
Pharmacy Solutions segment EBITDA increased by $30.2 million, or 32.0%, to $124.7 million
•
Provider Services segment EBITDA grew by $5.8 million, or 11.4%, to $56.5 million
•
Basic and diluted earnings per share (EPS) remained flat at $0.05 and $0.04, respectively
•
Adjusted EPS(1) increased by $0.16 from $0.06 to $0.22

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$2,790.1	88.6%	$2,114.5	86.7%	$5,322.3	88.3%	$4,091.5	86.6%
Provider Services	357.6	11.4%	323.8	13.3%	703.5	11.7%	632.5	13.4%
Consolidated BrightSpring	$3,147.7	100.0%	$2,438.3	100.0%	$6,025.8	100.0%	$4,724.0	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 6% of total Company revenue for the three and six months ended June 30, 2025, compared to 7% for the three and six months ended June 30, 2024.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 53% of total Company revenues for the three and six months ended June 30, 2025, compared to 52% and 53% for the three and six months ended June 30, 2024, respectively. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended June 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.9%	6.5%	—	0.6%	17.7%	23.3%	1.0%	70.0%
Home and Community Pharmacy	2.7%	2.0%	4.4%	—	0.0%	8.7%	0.8%	18.6%
Pharmacy Solutions	23.6%	8.5%	4.4%	0.6%	17.7%	32.0%	1.8%	88.6%
Home Health Care	0.2%	0.3%	4.0%	0.0%	1.1%	—	0.3%	5.9%
Rehab Care	1.1%	0.6%	—	0.0%	0.0%	—	0.6%	2.3%
Personal Care	0.1%	1.9%	—	—	—	—	1.2%	3.2%
Provider Services	1.4%	2.8%	4.0%	0.0%	1.1%	—	2.1%	11.4%
Consolidated BrightSpring	25.0%	11.3%	8.4%	0.6%	18.8%	32.0%	3.9%	100.0%

	For the Three Months Ended June 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.7%	5.8%	—	0.7%	15.5%	21.4%	1.0%	65.1%
Home and Community Pharmacy	2.7%	2.4%	5.2%	0.0%	0.0%	10.2%	1.1%	21.6%
Pharmacy Solutions	23.4%	8.2%	5.2%	0.7%	15.5%	31.6%	2.1%	86.7%
Home Health Care	0.2%	0.3%	4.4%	0.3%	1.2%	—	0.1%	6.5%
Rehab Care	1.4%	0.6%	—	0.0%	0.0%	—	0.8%	2.8%
Personal Care	0.1%	2.5%	—	—	—	—	1.4%	4.0%
Provider Services	1.7%	3.4%	4.4%	0.3%	1.2%	—	2.3%	13.3%
Consolidated BrightSpring	25.1%	11.6%	9.6%	1.0%	16.7%	31.6%	4.4%	100.0%

	For the Six Months Ended June 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.8%	6.4%	—	0.6%	17.3%	22.9%	0.9%	68.9%
Home and Community Pharmacy	2.7%	2.0%	4.6%	—	0.0%	9.0%	1.1%	19.4%
Pharmacy Solutions	23.5%	8.4%	4.6%	0.6%	17.3%	31.9%	2.0%	88.3%
Home Health Care	0.2%	0.3%	4.1%	0.0%	1.1%	—	0.4%	6.1%
Rehab Care	1.1%	0.6%	—	0.0%	0.0%	—	0.6%	2.3%
Personal Care	0.1%	2.0%	—	—	—	—	1.2%	3.3%
Provider Services	1.4%	2.9%	4.1%	0.0%	1.1%	—	2.2%	11.7%
Consolidated BrightSpring	24.9%	11.3%	8.7%	0.6%	18.4%	31.9%	4.2%	100.0%

	For the Six Months Ended June 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.0%	5.7%	—	0.7%	15.1%	22.0%	1.1%	64.6%
Home and Community Pharmacy	2.7%	2.5%	5.4%	0.0%	0.0%	10.3%	1.1%	22.0%
Pharmacy Solutions	22.7%	8.2%	5.4%	0.7%	15.1%	32.3%	2.2%	86.6%
Home Health Care	0.3%	0.4%	4.5%	0.3%	1.0%	—	0.1%	6.6%
Rehab Care	1.4%	0.6%	—	0.0%	0.0%	—	0.8%	2.8%
Personal Care	0.1%	2.5%	—	—	—	—	1.4%	4.0%
Provider Services	1.8%	3.5%	4.5%	0.3%	1.0%	—	2.3%	13.4%
Consolidated BrightSpring	24.5%	11.7%	9.9%	1.0%	16.1%	32.3%	4.5%	100.0%

See Note 3 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three and six months ended June 30, 2025 and 2024.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by approximately 6% and 7%, respectively, in the second fiscal quarter of 2025 compared to the second fiscal quarter of 2024. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

We provide multiple pharmacy and provider services to approximately 9,000 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, CCRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

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

Factors Affecting Results of Operations and Comparability

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability, as discussed under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement was $120.0 million; all of which has been paid as of April 2025. We paid $110.0 million of the settlement in 2024, and the remainder in April 2025. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024. See Note 13 “Commitments and Contingencies” within the unaudited condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q.

Discontinued Operations

On January 17, 2025, the Company entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”), for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is currently expected to close in late 2025, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2025, and the results of operations from the Community Living business are classified as discontinued operations in the unaudited condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

See Note 2 “Discontinued Operations” within the unaudited condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q.

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

Results of Operations

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended June 30,
			Change
	2025	2024	Amount	%
Revenues:
Products	$2,790,101	$2,114,491	$675,610	32.0%
Services	357,597	323,763	33,834	10.5%
Total revenues	3,147,698	2,438,254	709,444	29.1%
Cost of goods	2,556,402	1,931,760	624,642	32.3%
Cost of services	216,444	194,318	22,126	11.4%
Gross profit	374,852	312,176	62,676	20.1%
Selling, general, and administrative expenses	326,295	273,523	52,772	19.3%
Operating income	48,557	38,653	9,904	n.m.
Interest expense, net	38,778	43,282	(4,504)	(10.4)%
Income (loss) before income taxes	9,779	(4,629)	14,408	n.m.
Income tax expense (benefit)	1,238	(13,115)	14,353	n.m.
Net income	$8,541	$8,486	$55	0.6%
Adjusted EBITDA (1)	$142,517	$110,637	$31,880	28.8%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $3,147.7 million for the three months ended June 30, 2025, as compared with $2,438.3 million for the three months ended June 30, 2024, an increase of $709.4 million or 29.1%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $2,556.4 million for the three months ended June 30, 2025, as compared with $1,931.8 million for the three months ended June 30, 2024, an increase of $624.6 million or 32.3%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $216.4 million for the three months ended June 30, 2025, as compared with $194.3 million for the three months ended June 30, 2024, an increase of $22.1 million or 11.4%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $326.3 million for the three months ended June 30, 2025, as compared with $273.5 million for the three months ended June 30, 2024, an increase of $52.8 million or 19.3%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $27.7 million, or 10.1% growth on consolidated second quarter of 2024 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;

•
an increase of $6.0 million, or 2.2%, growth on consolidated second quarter of 2024 selling, general, and administrative expenses, due to non-cash share-based compensation related to the equity awards granted to management and certain full-time employees;
•
an increase of $14.8 million, or 5.4%, increase in consolidated second quarter of 2024 selling, general, and administrative expenses, as a result of an increase in acquisition, integration and transaction-related expenses; and,
•
an increase of $4.3 million, or 1.6%, increase in consolidated second quarter of 2024 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year.

Interest Expense, net

Interest expense, net was $38.8 million for the three months ended June 30, 2025, as compared with $43.3 million for the three months ended June 30, 2024, a decrease of $4.5 million or 10.4%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the three months ended June 30, 2025 as compared to the prior period, offset by a $5.1 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense (Benefit)

Income tax expense was $1.2 million for the three months ended June 30, 2025, as compared with an income tax benefit of $13.1 million for the three months ended June 30, 2024, an increase in the expense of $14.4 million. The increase in the income tax expense is primarily driven by the increase in pre-tax book income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, and a decrease in the effective tax rate for the three months ended June 30, 2025 of 12.7% compared to 283.3% for the three months ended June 30, 2024. The decrease in the effective tax rate is primarily as a result of $1.4 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation and partially offset by limitations on the deductibility of certain executive compensation as a percentage of estimated pre-tax book income for the three months ended June 30, 2025. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book loss for the three months ended June 30, 2024.

Net Income

Net income was $8.5 million for the three months ended June 30, 2025, as compared with $8.5 million for the three months ended June 30, 2024, an increase of $0.1 million or 0.6%. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $142.5 million for the three months ended June 30, 2025, as compared with $110.6 million for the three months ended June 30, 2024, an increase of $31.9 million or 28.8%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $36.0 million, or 32.5% growth on consolidated second quarter of 2024 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $4.1 million, or 3.7% decline on consolidated second quarter of 2024 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Six Months Ended June 30,
			Change
	2025	2024	Amount	%
Revenues:
Products	$5,322,272	$4,091,526	$1,230,746	30.1%
Services	703,555	632,494	71,061	11.2%
Total revenues	6,025,827	4,724,020	1,301,807	27.6%
Cost of goods	4,884,617	3,738,860	1,145,757	30.6%
Cost of services	427,989	380,493	47,496	12.5%
Gross profit	713,221	604,667	108,554	18.0%
Selling, general, and administrative expenses	613,925	581,349	32,576	5.6%
Operating income	99,296	23,318	75,978	325.8%
Loss on extinguishment of debt	—	12,726	(12,726)	n.m.
Interest expense, net	80,541	97,752	(17,211)	(17.6)%
Income (loss) before income taxes	18,755	(87,160)	105,915	n.m.
Income tax expense (benefit)	998	(39,619)	40,617	n.m.
Net income (loss)	$17,757	$(47,541)	$65,298	n.m.
Adjusted EBITDA (1)	$273,579	$212,852	$60,727	28.5%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $6,025.8 million for the six months ended June 30, 2025, as compared with $4,724.0 million for the six months ended June 30, 2024, an increase of $1,301.8 million or 27.6%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $4,884.6 million for the six months ended June 30, 2025, as compared with $3,738.9 million for the six months ended June 30, 2024, an increase of $1,145.8 million or 30.6%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $428.0 million for the six months ended June 30, 2025, as compared with $380.5 million for the six months ended June 30, 2024, an increase of $47.5 million or 12.5%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $613.9 million for the six months ended June 30, 2025, as compared with $581.3 million for the six months ended June 30, 2024, an increase of $32.6 million or 5.6%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $43.0 million, or 7.4% growth on consolidated 2024 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $15.8 million, or 2.7%, increase in consolidated second quarter of 2024 selling, general, and administrative expenses, as a result of an increase in acquisition, integration and transaction-related expenses;

•
an increase of $1.6 million, or 0.3%, growth on consolidated 2024 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year; offset by,
•
a decrease of $22.7 million, or 3.9%, decline on consolidated 2024 selling, general, and administrative expenses, as a result of the termination fees incurred at the time of the IPO Offerings in connection with the termination of our Monitoring Agreement for which there is no comparable expense in 2025; and
•
a decrease of $5.1 million, or 0.9%, decline on consolidated 2024 selling, general, and administrative expenses, due to non-cash share-based compensation related to the equity awards granted to management and certain full-time employees.

Loss on Extinguishment of Debt

During the six months ended June 30, 2024, we used proceeds from the IPO Offerings to repay the Second Lien on January 30, 2024 and as a result incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recognized for the six months ended June 30, 2025.

Interest Expense, net

Interest expense, net was $80.5 million for the six months ended June 30, 2025, as compared with $97.8 million for the six months ended June 30, 2024, a decrease of $17.2 million or 17.6%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the six months ended June 30, 2025 as compared to the prior periods and lower outstanding term debt as compared to the prior period, offset by a $10.3 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense (Benefit)

Income tax expense was $1.0 million for the six months ended June 30, 2025, as compared with an income tax benefit of $39.6 million for the six months ended June 30, 2024, an increase in the expense of $40.6 million. The increase in the income tax expense is primarily driven by the increase in pre-tax book income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, and a decrease in the effective tax rate for the six months ended June 30, 2025 of 5.3% compared to 45.5% for the six months ended June 30, 2024. The decrease in the effective tax rate is primarily as a result of $3.7 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation and partially offset by limitations on the deductibility of certain executive compensation as a percentage of estimated pre-tax book income for the six months ended June 30, 2025. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book loss for the six months ended June 30, 2024.

Net Income (Loss)

Net income was $17.8 million for the six months ended June 30, 2025, as compared with a net loss of $47.5 million for the six months ended June 30, 2024, an increase of $65.3 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, and loss on extinguishment of debt, partially offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $273.6 million for the six months ended June 30, 2025, as compared with $212.9 million for the six months ended June 30, 2024, an increase of $60.7 million or 28.5%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $67.9 million, or 31.9% growth on consolidated 2024 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $7.2 million, or 3.4% decline on consolidated 2024 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
Revenues	$2,790,101	$2,114,491	$675,610	32.0%
Cost of goods	2,556,402	1,931,760	624,642	32.3%
Gross profit	233,699	182,731	50,968	27.9%
Selling, general, and administrative expenses	136,040	115,457	20,583	17.8%
Segment operating income	$97,659	$67,274	$30,385	45.2%
Segment EBITDA	$124,692	$94,496	$30,196	32.0%

Business Metrics:
Prescriptions dispensed	10,851,773	10,120,197	731,576	7.2%
Revenue per script	$257.11	$208.94	$48.17	23.1%
Gross profit per script	$21.54	$18.06	$3.48	19.3%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $2,790.1 million for the three months ended June 30, 2025, as compared with $2,114.5 million for the three months ended June 30, 2024, an increase of $675.6 million or 32.0%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy were $2,203.4 million for the three months ended June 30, 2025, as compared with $1,586.1 million for the three months ended June 30, 2024, an increase of $617.3 million or 38.9% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $586.7 million for the three months ended June 30, 2025, as compared with $528.4 million for the three months ended June 30, 2024, an increase of $58.3 million or 11.0% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $2,556.4 million for the three months ended June 30, 2025, as compared with $1,931.8 million for the three months ended June 30, 2024, an increase of $624.6 million or 32.3%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $233.7 million for the three months ended June 30, 2025, as compared with $182.7 million for the three months ended June 30, 2024, an increase of $51.0 million or 27.9%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended June 30, 2025 was 8.4% compared to 8.6% for the three months ended June 30, 2024. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $136.0 million for the three months ended June 30, 2025, as compared with $115.5 million for the three months ended June 30, 2024, an increase of $20.6 million or 17.8%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $124.7 million for the three months ended June 30, 2025, as compared with $94.5 million for the three months ended June 30, 2024, an increase of $30.2 million or 32.0%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 15 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
Revenues	$5,322,272	$4,091,526	$1,230,746	30.1%
Cost of goods	4,884,617	3,738,860	1,145,757	30.6%
Gross profit	437,655	352,666	84,989	24.1%
Selling, general, and administrative expenses	251,778	224,467	27,311	12.2%
Segment operating income	$185,877	$128,199	$57,678	45.0%
Segment EBITDA	$240,418	$182,670	$57,748	31.6%

Business Metrics:
Prescriptions dispensed	21,729,067	19,974,692	1,754,375	8.8%
Revenue per script	$244.94	$204.84	$40.10	19.6%
Gross profit per script	$20.14	$17.66	$2.48	14.0%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $5,322.3 million for the six months ended June 30, 2025, as compared with $4,091.5 million for the six months ended June 30, 2024, an increase of $1,230.7 million or 30.1%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy were $4,154.9 million for the six months ended June 30, 2025, as compared with $3,051.7 million for the six months ended June 30, 2024, an increase of $1,103.2 million or 36.2% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $1,167.4 million for the six months ended June 30, 2025, as compared with $1,039.8 million for the six months ended June 30, 2024, an increase of $127.6 million or 12.3% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $4,884.6 million for the six months ended June 30, 2025, as compared with $3,738.9 million for the six months ended June 30, 2024, an increase of $1,145.8 million or 30.6%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $437.7 million for the six months ended June 30, 2025, as compared with $352.7 million for the six months ended June 30, 2024, an increase of $85.0 million or 24.1%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the six months ended June 30, 2025 was 8.2% compared to 8.6% for the six months ended June 30, 2024. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $251.8 million for the six months ended June 30, 2025, as compared with $224.5 million for the six months ended June 30, 2024, an increase of $27.3 million or 12.2%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $240.4 million for the six months ended June 30, 2025, as compared with $182.7 million for the six months ended June 30, 2024, an increase of $57.7 million or 31.6%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 15 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended
	June 30,		Change
	2025	2024	Amount	%
Revenues	$357,597	$323,763	$33,834	10.5%
Cost of services	216,444	194,318	22,126	11.4%
Gross profit	141,153	129,445	11,708	9.0%
Selling, general, and administrative expenses	91,871	84,728	7,143	8.4%
Segment operating income	$49,282	$44,717	$4,565	10.2%
Segment EBITDA	$56,456	$50,667	$5,789	11.4%

Business Metrics:
Home Health Care average daily census	30,085	28,280	1,805	6.4%
Rehab Care persons served	7,119	6,728	391	5.8%
Personal Care persons served	16,138	15,932	206	1.3%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $357.6 million for the three months ended June 30, 2025, as compared with $323.8 million for the three months ended June 30, 2024, an increase of $33.8 million or 10.5%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care were $184.5 million for the three months ended June 30, 2025, as compared with $157.6 million for the three months ended June 30, 2024, an increase of $26.9 million or 17.1%. Revenues attributable to Rehab Care were $73.2 million for the three months ended June 30, 2025, as compared with $70.0 million for the three months ended June 30, 2024, an increase of $3.2 million or 4.6%. Revenues attributable to Personal Care were $99.9 million for the three months ended June 30, 2025, as compared with $96.2 million for the three months ended June 30, 2024, an increase of $3.7 million or 3.8%.

Cost of Services

Cost of services was $216.4 million for the three months ended June 30, 2025, as compared with $194.3 million for the three months ended June 30, 2024, an increase of $22.1 million or 11.4%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $141.2 million for the three months ended June 30, 2025, as compared with $129.4 million for the three months ended June 30, 2024, an increase of $11.7 million or 9.0%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $91.9 million for the three months ended June 30, 2025, as compared with $84.7 million for the three months ended June 30, 2024, an increase of $7.1 million or 8.4%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $56.5 million for the three months ended June 30, 2025, as compared with $50.7 million for the three months ended June 30, 2024, an increase of $5.8 million or 11.4%. The increase primarily resulted from the aforementioned revenue growth. See Note 15 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Six Months Ended
	June 30,		Change
	2025	2024	Amount	%
Revenues	$703,555	$632,494	$71,061	11.2%
Cost of services	427,989	380,493	47,496	12.5%
Gross profit	275,566	252,001	23,565	9.4%
Selling, general, and administrative expenses	181,973	166,272	15,701	9.4%
Segment operating income	$93,593	$85,729	$7,864	9.2%
Segment EBITDA	$107,536	$97,422	$10,114	10.4%

Business Metrics:
Home Health Care average daily census	30,163	27,686	2,477	8.9%
Rehab Care persons served	6,909	6,637	272	4.1%
Personal Care persons served	16,001	15,865	136	0.9%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $703.5 million for the six months ended June 30, 2025, as compared with $632.5 million for the six months ended June 30, 2024, an increase of $71.1 million or 11.2%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care were $362.9 million for the six months ended June 30, 2025, as compared with $305.2 million for the six months ended June 30, 2024, an increase of $57.7 million or 18.9%. Revenues attributable to Rehab Care were $143.0 million for the six months ended June 30, 2025, as compared with $136.7 million for the six months ended June 30, 2024, an increase of $6.3 million or 4.6%. Revenues attributable to Personal Care were $197.6 million for the six months ended June 30, 2025, as compared with $190.6 million for the six months ended June 30, 2024, an increase of $7.0 million or 3.7%.

Cost of Services

Cost of services was $428.0 million for the six months ended June 30, 2025, as compared with $380.5 million for the six months ended June 30, 2024, an increase of $47.5 million or 12.5%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $275.6 million for the six months ended June 30, 2025, as compared with $252.0 million for the six months ended June 30, 2024, an increase of $23.6 million or 9.4%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $182.0 million for the six months ended June 30, 2025, as compared with $166.3 million for the six months ended June 30, 2024, an increase of $15.7 million or 9.4%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $107.5 million for the six months ended June 30, 2025, as compared with $97.4 million for the six months ended June 30, 2024, an increase of $10.1 million or 10.4%. The increase primarily resulted from the aforementioned revenue growth. See Note 15 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net income (loss) before income tax expense (benefit), interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; restructuring and divestiture-related and other costs; legal costs associated with certain historical matters for PharMerica and settlement costs; significant projects; and management fees. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net income (loss). The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters, all of which have been finalized as of June 30, 2025, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with these historical PharMerica cases including the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$8,541	$8,486	$17,757	$(47,541)
Income tax expense (benefit)	1,238	(13,115)	998	(39,619)
Interest expense, net	38,778	43,282	80,541	97,752
Depreciation and amortization	41,839	39,700	82,671	78,936
EBITDA	$90,396	$78,353	$181,967	$89,528
Non-cash share-based compensation (1)	19,508	13,487	31,982	37,073
Acquisition, integration, and transaction-related costs (2)	19,828	5,021	29,349	13,562
Restructuring and divestiture-related and other costs (3)	12,785	10,839	30,281	34,738
Legal costs and settlements (4)	—	2,493	—	12,966
Significant projects (5)	—	444	—	1,604
Management fee (6)	—	—	—	23,381
Total adjustments	$52,121	$32,284	$91,612	$123,324
Adjusted EBITDA	$142,517	$110,637	$273,579	$212,852

(1)
Represents non-cash share-based compensation to certain members of our management and full-time employees. The six months ended June 30, 2024 includes $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, a portion of which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation; costs associated with the integration of acquisitions, including any facility consolidation, integration travel, or severance; and costs associated with other planned, completed, or terminated non-routine transactions. The three and six months ended June 30, 2025 includes other non-routine transaction costs of $16.2 million and $22.2 million, respectively, as compared to $0.7 million in the six months ended June 30, 2024, and none in the three months ended June 30, 2024.
(3)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs include $4.7 million and $14.7 million of costs that did not meet the criteria for discontinued operations related to the Community Living divestiture for the three and six months ended June 30, 2025, respectively, as compared to $7.3 million and $13.3 million for the three and six months ended June 30, 2024, respectively. These costs also include $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the six months ended June 30, 2024.
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

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Diluted EPS	$0.04	$0.04	$0.09	$(0.25)
Non-cash share-based compensation (1)	0.09	0.06	0.15	0.19
Acquisition, integration, and transaction-related costs (1)	0.09	0.02	0.14	0.07
Restructuring and divestiture-related and other costs (1)	0.06	0.05	0.14	0.18
Legal costs and settlements (1)	—	0.01	—	0.07
Significant projects (1)	—	0.00	—	0.01
Management fee (1)	—	—	—	0.12
Income tax impact on adjustments (2)(3)	(0.06)	(0.12)	(0.10)	(0.23)
Adjusted EPS	$0.22	$0.06	$0.42	$0.16

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income (loss) per share	216,336	208,987	214,963	186,523
Weighted average common shares outstanding used in calculating diluted Non-GAAP income (loss) per share	216,336	208,987	214,963	197,360
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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Six Months Ended June 30,	For the Year Ended December 31,
	2025	2024
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$63,300	$50,700
(Repayments) borrowings of the Revolving Credit Facility, net	(63,300)	12,600
Ending Revolving Credit Facility balance	$—	$63,300
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	63,300
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	61,821	61,821
End of period Revolving Credit Facility and LC Facility availability	478,179	414,879
End of period cash balance	70,070	60,954
Total Liquidity, end of period	$548,249	$475,833

Cash Flow Activity

The activity discussed in this section relates to our consolidated company results and includes the impacts of discontinued operations.

Six Months Ended June 30, 2025 and 2024

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Six Months Ended June 30,
	2025	2024	Variance
Net cash provided by (used in) operating activities	$150,674	$(94,084)	$244,758
Net cash used in investing activities	$(47,434)	$(88,630)	$41,196
Net cash (used in) provided by financing activities	$(94,261)	$194,670	$(288,931)

Operating Activities

Net cash provided by operating activities was $150.7 million for the six months ended June 30, 2025 compared to net cash used in operating activities of $94.1 million for the six months ended June 30, 2024. The change was primarily due to the following:

•
a $95.3 million increase in operating income in 2025 as compared to 2024;
•
a $30.9 million decrease in one-time cash outflows for direct and indirect remuneration (“DIR”) fees paid in connection with the conclusion of the DIR program;
•
a $80.0 million decrease in cash outflows attributable to the timing of Silver legal settlement payments;
•
a $14.8 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable interest rates applicable to our outstanding term debt; and
•
a $10.7 million decrease in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities decreased by $41.2 million, from $88.6 million in the six months ended June 30, 2024 to $47.4 million in the six months ended June 30, 2025. The decrease was primarily due to a $3.5 million decrease in purchases of property and equipment in 2025 compared to 2024 and a decrease of $36.9 million cash paid for acquisitions in 2025 compared to 2024.

Financing Activities

Net cash used in financing activities was $94.3 million for the six months ended June 30, 2025, primarily attributable to repayments on our long-term debt of $23.7 million, net repayments on our Revolving Credit Facility of $63.3 million, payment of finance lease obligations of $6.7 million, and other financing activities.

Net cash provided by financing activities was $194.7 million for the six months ended June 30, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, offset by extinguishment of and net repayments on our long-term debt of $805.0 million, net repayments on our Revolving Credit Facility of $5.1 million, payment of debt issuance costs of $43.2 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of June 30, 2025 and December 31, 2024.

We were in compliance with all applicable financial covenants as of June 30, 2025 and December 31, 2024.

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

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and established Tranche B-4 to refinance the remaining $2,566.0 million of borrowings under the First Lien Credit Agreement at a rate equal to SOFR plus 3.25%. Tranche B-4 has a maturity date of February 21, 2031. On December 11, 2024 we amended the First Lien to refinance Tranche B-4 by establishing Tranche B-5 in an aggregate principal amount of $2,553.2 million at a rate equal to SOFR plus 2.50% or ABR plus 1.50% with a maturity date of February 21, 2031.

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

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility included in the First Lien Credit Agreement (the “Revolver”) was $475.0 million as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to $411.7 million.

The First Lien Credit Agreement, as amended on September 17, 2024, provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of June 30, 2025 and December 31, 2024, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million.

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

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into three receive-variable, pay-fixed interest rate swap agreements, with a combined notional value of $2.0 billion, all effective September 30, 2022 with a maturity date of September 30, 2025. The refinancing of existing term debt in 2024 did not result in a change to the terms of the interest rate swap agreements. For the six months ended June 30, 2025 and the year ended December 31, 2024, interest expense, net includes interest income received related to cash flow hedges of interest rate risk of $8.8 million and $35.3 million, respectively.

During the first fiscal quarter of 2025, we entered into two forward starting interest rate swap agreements, each with a $500 million notional amount, to hedge the cash flow risk of variability in interest payments on our variable rate borrowings. The effective date of the forward starting interest rate swap agreements is September 30, 2025. As of June 30, 2025, these contracts meet the criteria of a cash flow hedge.

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

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Six Months Ended June 30, 2025	Fiscal Year 2024
First Lien - payable to lenders at SOFR plus applicable margin	—	—	$—	$—	$—	$18,151
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	12,923
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	150,759
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.83%	6.86%	2,534,021	2,546,787	73,359	8,857
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	4,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	7.33%	7.61%	—	—	—	331
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	9.50%	9.75%	—	63,300	5,401	10,602
Amortizing Notes			42,859	53,804	2,373	4,899
Notes payable and other			19,419	19,428	439	316
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(1,031)	(20,774)
Total debt			$2,596,299	$2,683,319	$80,541	$190,546
Less: debt issuance costs, net			67,546	72,736
Total debt, net of debt issuance costs			2,528,753	2,610,583
Less: current portion of long-term debt			50,836	48,725
Total long-term debt, net of current portion			$2,477,917	$2,561,858

Our Company leverage, as calculated under our First Lien Credit Agreement, was 3.64x and 4.16x at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, our debt outstanding was $2.6 billion and we had three existing interest rate swaps with a combined notional value of $2.0 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $5.3 million on an annual basis based upon our borrowing level at June 30, 2025. The market risks associated with our debt obligations as of June 30, 2025 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 6 within the unaudited condensed consolidated financial statements and related notes, included elsewhere in the Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2025, we granted a restricted stock unit for 26,001 shares of common stock to a legal service provider in exchange for services, which award vests in equal tranches on February 28, 2025, May 31, 2025, August 31, 2025, and November 30, 2025. The award was issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024
4.7	Registration Rights Agreement, dated December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
10.1	Severance Agreement, dated April 14, 2025, by and between Res-Care Inc., d/b/a BrightSpring Health Services, and James Mattingly.	8-K/A	001-41938	10.1	4/15/2025
10.2	Resignation Agreement, dated June 20, 2025, by and between Abode Healthcare, Inc. and Michael McMaude.	8-K	001-41938	10.1	6/20/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BrightSpring Health Services, Inc.

Date: August 1, 2025	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Jennifer Phipps
Jennifer Phipps
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)