Form 10-Q
period 2025-09-30
BrightSpring Health Services, Inc.
filed 2025-10-28
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of October 24, 2025 was 180,352,297.

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
•
our substantial indebtedness;
•
significant changes in tax or trade policies, tariffs, or trade relations between the United States and other countries, such as the imposition of unilateral tariffs on imported products, including impacts on imported drug products, which could result in supply chain disruptions and significant increases in costs; and
•
repurchases of our common stock

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$140,344	$60,954
Accounts receivable, net of allowance for credit losses	1,012,913	902,782
Inventories	639,195	636,561
Prepaid expenses and other current assets	123,978	161,310
Current assets held for sale	863,846	131,447
Total current assets	2,780,276	1,893,054
Property and equipment, net of accumulated depreciation of $387,921 and $339,892 at September 30, 2025 and December 31, 2024, respectively	175,494	180,570
Goodwill	2,370,566	2,363,884
Intangible assets, net of accumulated amortization	521,610	595,224
Operating lease right-of-use assets, net	159,589	161,032
Deferred income taxes, net	—	5,288
Other assets	41,962	39,128
Non-current assets held for sale	—	687,960
Total assets	$6,049,497	$5,926,140
Liabilities, Redeemable Noncontrolling Interest, and Equity
Current liabilities:
Trade accounts payable	$954,497	$923,926
Accrued expenses	304,046	295,746
Current portion of obligations under operating leases	38,217	38,910
Current portion of obligations under financing leases	4,727	3,463
Current portion of long-term debt	51,870	48,725
Current liabilities held for sale	196,613	117,563
Total current liabilities	1,549,970	1,428,333
Obligations under operating leases, net of current portion	128,751	129,467
Obligations under financing leases, net of current portion	10,423	6,530
Long-term debt, net of current portion	2,465,334	2,561,858
Deferred income taxes, net	10,441	—
Long-term liabilities	63,560	71,190
Non-current liabilities held for sale	—	77,177
Total liabilities	4,228,479	4,274,555
Redeemable noncontrolling interest	2,361	3,730
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 180,685,884 and 174,245,990 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$1,807	$1,742
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,931,616	1,866,850
Accumulated deficit	(108,569)	(222,155)
Accumulated other comprehensive (loss) income	(6,291)	1,418
Total shareholders' equity	1,818,563	1,647,855
Noncontrolling interest	94	—
Total equity	1,818,657	1,647,855
Total liabilities, redeemable noncontrolling interest, and equity	$6,049,497	$5,926,140

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Products	$2,966,966	$2,265,697	$8,289,238	$6,357,223
Services	367,140	335,532	1,070,695	968,026
Total revenues	3,334,106	2,601,229	9,359,933	7,325,249
Cost of goods	2,721,314	2,077,121	7,605,931	5,815,981
Cost of services	220,784	201,016	648,773	581,509
Gross profit	392,008	323,092	1,105,229	927,759
Selling, general, and administrative expenses	304,165	293,995	918,090	875,344
Operating income	87,843	29,097	187,139	52,415
Loss on extinguishment of debt	—	—	—	12,726
Interest expense, net	38,235	46,614	118,776	144,366
Income (loss) from continuing operations before income taxes	49,608	(17,517)	68,363	(104,677)
Income tax expense (benefit)	12,120	8,155	13,118	(31,464)
Income (loss) from continuing operations, net of income taxes	37,488	(25,672)	55,245	(73,213)
Income from discontinued operations, net of income taxes	17,753	16,691	56,548	37,288
Net income (loss)	55,241	(8,981)	111,793	(35,925)
Net loss attributable to noncontrolling interests included in continuing operations	(595)	(751)	(1,793)	(1,864)
Net income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$55,836	$(8,230)	$113,586	$(34,061)

Net income (loss) per common share (Note 10):
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.19	$(0.13)	$0.28	$(0.37)
Discontinued operations	$0.08	$0.09	$0.28	$0.19
Net income (loss)	$0.27	$(0.04)	$0.56	$(0.18)
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.17	$(0.13)	$0.26	$(0.37)
Discontinued operations	$0.09	$0.09	$0.26	$0.19
Net income (loss)	$0.26	$(0.04)	$0.52	$(0.18)
Weighted average shares outstanding:
Basic	203,487	198,491	202,067	190,541
Diluted	217,982	198,491	218,519	190,541

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$55,241	$(8,981)	$111,793	$(35,925)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(97)	72	111	(123)
Cash flow hedges:
Net change in fair value, net of tax (1)	1,570	(12,429)	2,292	8,675
Amounts reclassified to earnings, net of tax (2)	(3,434)	(7,373)	(10,112)	(21,801)
Total other comprehensive loss, net of tax	(1,961)	(19,730)	(7,709)	(13,249)
Total comprehensive income (loss)	53,280	(28,711)	104,084	(49,174)
Comprehensive loss attributable to redeemable noncontrolling interests	(455)	(573)	(1,370)	(1,395)
Comprehensive loss attributable to noncontrolling interest	(140)	(178)	(423)	(469)
Comprehensive income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$53,875	$(27,960)	$105,877	$(47,310)

(1)
The income tax effects of the net change in fair value were $(510) and $(744) for the three and nine months ended September 30, 2025, respectively, and $4,024 and $(2,809) for the three and nine months ended September 30, 2024, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $1,114 and $3,281 for the three and nine months ended September 30, 2025, respectively, and $2,387 and $7,059 for the three and nine months ended September 30, 2024, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balances at June 30, 2025	177,055,327	$1,771	$1,909,854	$(164,405)	$(4,330)	$(283)	$1,742,607
Net income (1)	—	—	—	55,836	—	377	56,213
Other comprehensive loss, net of tax	—	—	—	—	(1,961)	—	(1,961)
Share-based compensation	—	—	17,250	—	—	—	17,250
Exercise of stock options	735,483	7	5,612	—	—	—	5,619
Issuance of common stock for settlement of RSUs	115,810	1	(1)	—	—	—	—
Tax effect of net share settlement of equity awards	(52,203)	—	(1,071)	—	—	—	(1,071)
Conversion of tangible equity units into common stock	2,831,467	28	(28)	—	—	—	—
Balances at September 30, 2025	180,685,884	$1,807	$1,931,616	$(108,569)	$(6,291)	$94	$1,818,657

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at June 30, 2024	171,397,030	$1,714	$1,804,965	$(226,150)	$19,025	$379	$1,599,933
Net loss (1)	—	—	—	(8,230)	—	(178)	(8,408)
Other comprehensive loss, net of tax	—	—	—	—	(19,730)	—	(19,730)
Share-based compensation	—	—	15,210	—	—	—	15,210
Shares issued under share-based compensation plan, including tax effects	210,696	2	507	—	—	—	509
Shares issued for payment of acquisition	2,471,251	25	29,975	—	—	—	30,000
Derecognition of redeemable noncontrolling interest	—	—	(2,542)	—	—	—	(2,542)
Balances at September 30, 2024	174,078,977	$1,741	$1,848,115	$(234,380)	$(705)	$201	$1,614,972

(1) Net income (loss) to the Company for the three months ended September 30, 2025 and 2024 excludes $(455) and $(573), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (continued)

(In thousands, except share data)

(Unaudited)

	For the Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (1)	—	—	—	113,586	—	94	113,680
Other comprehensive loss, net of tax	—	—	—	—	(7,709)	—	(7,709)
Share-based compensation	—	—	55,733	—	—	—	55,733
Exercise of stock options	2,055,618	21	14,660	—	—	—	14,681
Issuance of common stock for settlement of RSUs	1,817,356	18	(18)	—	—	—	—
Tax effect of net share settlement of equity awards	(264,547)	(2)	(5,581)	—	—	—	(5,583)
Conversion of tangible equity units into common stock	2,831,467	28	(28)	—	—	—	—
Balances at September 30, 2025	180,685,884	$1,807	$1,931,616	$(108,569)	$(6,291)	$94	$1,818,657

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(34,061)	—	(469)	(34,530)
Other comprehensive loss, net of tax	—	—	—	—	(13,249)	—	(13,249)
Share-based compensation	—	—	55,194	—	—	—	55,194
Shares issued under share-based compensation plan, including tax effects	318,085	3	528	—	—	—	531
Shares issued for payment of acquisition	2,570,503	26	31,055	—	—	—	31,081
Derecognition of redeemable noncontrolling interest	—	—	12,439	—	—	—	12,439
Issuance of common stock on initial public offering, net (2)	53,333,334	533	655,952	—	—	—	656,485
Proceeds from stock purchase contract issued under tangible equity units, net (3)	—	—	321,611	—	—	—	321,611
Balances at September 30, 2024	174,078,977	$1,741	$1,848,115	$(234,380)	$(705)	$201	$1,614,972

(1) Net income (loss) to the Company for the nine months ended September 30, 2025 and 2024 excludes $(1,370) and $(1,395), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

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

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net income (loss)	$111,793	$(35,925)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	124,753	149,601
Impairment of long-lived assets	6,526	4,781
Change in fair value of contingent consideration, net	(1,266)	—
Payment of contingent consideration in excess of acquisition date fair value	(6,170)	—
Provision for credit losses	48,723	21,896
Amortization of deferred debt issuance costs	8,384	9,477
Share-based compensation	55,733	55,194
Deferred income taxes, net	18,266	(27,781)
Loss on extinguishment of debt	—	12,726
Loss (gain) on disposition of fixed assets	1,503	(55)
Other	(1,838)	(959)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(162,689)	(163,996)
Prepaid expenses and other current assets	24,857	(2,470)
Inventories	(2,279)	(74,265)
Trade accounts payable	42,836	155,563
Accrued expenses	17,212	(150,032)
Other assets and liabilities	(27,734)	(20,593)
Net cash provided by (used in) operating activities	$258,610	$(66,838)
Investing activities:
Purchases of property and equipment	$(57,819)	$(65,602)
Acquisitions of businesses	(8,308)	(59,755)
Other	(5,068)	900
Net cash used in investing activities	$(71,195)	$(124,457)
Financing activities:
Long-term debt borrowings	$—	$2,566,000
Long-term debt repayments	(37,933)	(3,384,633)
Proceeds from issuance of common stock on initial public offering, net	—	656,485
Proceeds from issuance of tangible equity units, net	—	389,000
(Repayments) borrowings of the Revolving Credit Facility, net	(63,300)	46,400
Payments of debt issuance costs	—	(43,188)
Repurchase of shares of common stock	—	(650)
Proceeds from shares issued under share-based compensation plan	14,681	531
Taxes paid related to net share settlement of equity awards	(5,583)	—
Payment of acquisition earn-outs	—	(4,156)
Purchase of redeemable noncontrolling interest	(5,100)	(2,316)
Payments of financing lease obligations	(10,133)	(9,276)
Net cash (used in) provided by financing activities	$(107,368)	$214,197
Net increase in cash and cash equivalents	80,047	22,902
Cash and cash equivalents at beginning of period	61,253	13,071
Cash and cash equivalents at end of period	$141,300	$35,973
Cash and cash equivalents included in assets held for sale at end of period	956	427
Cash and cash equivalents included in continuing operations at end of period	$140,344	$35,546

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$137,872	$164,927
Income taxes, net of refunds	$14,851	$24,312
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$—	$23,408
Financing lease obligations assumed	$10,452	$9,625
Purchases of property and equipment in accounts payable	$2,856	$3,593
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$—	$5,100
Common stock issued in connection with acquisitions	$—	$31,081

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

On January 17, 2025, the Company entered into a purchase agreement to divest its community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”). The transaction is subject to customary closing conditions and certain other antitrust laws, and is expected to close in the first fiscal quarter of 2026.

During the second quarter of 2025, WBA sold their remaining ownership interests in the Company through open market transactions and is no longer considered a related party of the Company. In June 2025, KKR Stockholder and certain management selling stockholders completed a registered secondary public offering of the Company’s common stock. The Company did not purchase or sell any shares of common stock that were offered in the secondary public offering. The Company did not receive any proceeds from the secondary public offering, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the secondary public offering. As a result of the aforementioned transactions, the Company no longer qualifies as a “controlled company” under the Nasdaq Stock Market LLC listing standards and is therefore required to comply with all applicable corporate governance requirements of Nasdaq, subject to phase-in rules.

On October 22, 2025, KKR Stockholder and certain management selling stockholders completed a registered secondary public offering of 15,000,000 shares of the Company’s common stock (the “October 2025 Offering”). The Company did not sell any shares of common stock that were offered in the October 2025 Offering. The Company did not receive any proceeds from the October 2025 Offering, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the October 2025 Offering.

In connection with the October 2025 Offering, the Company concurrently purchased from the underwriter, out of the aggregate of 15,000,000 shares of common stock that were the subject of the October 2025 Offering, 1,500,000 shares of common stock. The price per share paid by the Company was equal to the price at which the underwriter purchased the shares from the selling stockholders in the October 2025 Offering.

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

As a result of the Company's plan to divest the Community Living business discussed in Note 2, the Community Living business met the criteria to be reported as discontinued operations and held for sale during the first fiscal quarter of 2025. Therefore, the Company has reported the historical results of the Community Living business, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations and held for sale for all periods presented herein. Unless otherwise noted, all activities and amounts reported in the accompanying notes to the unaudited condensed consolidated financial statements relate to the continuing operations of the Company and exclude activities and amounts related to the Community Living business.

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

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the nine months ended September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the consolidated financial statements and related disclosures.

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”), for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is expected to close in the first fiscal quarter of 2026, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, and the results of operations from the Community Living business are classified as discontinued operations in the unaudited condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

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

The financial results of the Community Living business are presented as income from discontinued operations on our unaudited condensed consolidated statements of operations through September 30, 2025. The following table presents the financial results of the Community Living business (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Services revenue	$314,605	$305,594	$921,394	$888,422
Cost of services	212,251	220,574	628,048	649,645
Gross profit	102,354	85,020	293,346	238,777
Selling, general, and administrative expenses	70,940	57,277	195,423	163,871
Operating income of discontinued operations	31,414	27,743	97,923	74,906
Interest expense, net	7,404	9,447	22,901	29,154
Income of discontinued operations before incomes taxes	24,010	18,296	75,022	45,752
Income tax expense of discontinued operations	6,257	1,605	18,474	8,464
Income from discontinued operations, net of income taxes	$17,753	$16,691	$56,548	$37,288

The following table presents the aggregate carrying amounts of assets and liabilities held for sale for the Community Living business in the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$956	$299
Accounts receivable, net of allowance for credit losses	129,707	125,872
Inventories	3,652	4,007
Prepaid expenses and other current assets	3,112	1,269
Total current assets held for sale	137,427	131,447
Property and equipment, net of accumulated depreciation of $104,774 and $110,417 at September 30, 2025 and December 31, 2024, respectively	78,145	69,715
Goodwill	307,640	307,640
Intangible assets, net of accumulated amortization	216,192	216,258
Operating lease right-of-use assets, net	121,676	88,717
Deferred income taxes, net	287	287
Other assets	2,479	5,343
Total assets held for sale	$863,846	$819,407
Liabilities
Current liabilities:
Trade accounts payable	$20,860	$17,366
Accrued expenses	61,296	60,791
Current portion of obligations under operating leases	33,095	30,755
Current portion of obligations under financing leases	7,716	8,651
Total current liabilities held for sale	122,967	117,563
Obligations under operating leases, net of current portion	60,056	58,147
Obligations under financing leases, net of current portion	13,068	18,461
Long-term liabilities	522	569
Total liabilities held for sale	$196,613	$194,740

In accordance with ASC 205-20, all assets and liabilities held for sale are reported as current at September 30, 2025 as the Community Living transaction is expected to close within one-year of the balance sheet date. The presentation of assets and liabilities held for sale at December 31, 2024 are reported as current and noncurrent, consistent with the conclusion in the period, as the transaction did not meet the requirements of held for sale at that point in time.

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from discontinued operations operating activities:
Depreciation and amortization	$1,329	$30,132
Share-based compensation	9,578	5,402
Impairment of long-lived assets	—	3,020

Cash flows from discontinued operations investing activities:
Purchases of property and equipment	8,755	7,708

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

	Pharmacy Solutions
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$818.3	24.5%	$619.1	23.8%	$2,234.8	23.9%	$1,693.7	23.1%
Medicaid	287.4	8.6%	213.9	8.2%	791.8	8.5%	600.9	8.2%
Medicare A	143.0	4.3%	141.9	5.5%	422.3	4.5%	399.0	5.4%
Medicare B	18.7	0.6%	16.8	0.6%	56.9	0.6%	50.4	0.7%
Medicare C	593.0	17.8%	406.1	15.6%	1,636.3	17.5%	1,120.9	15.3%
Medicare D	1,058.4	31.7%	826.2	31.8%	2,977.7	31.8%	2,352.5	32.1%
Private & other	48.2	1.5%	41.7	1.6%	169.4	1.8%	139.8	2.0%
	$2,967.0	89.0%	$2,265.7	87.1%	$8,289.2	88.6%	$6,357.2	86.8%

	Provider Services
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$51.3	1.5%	$41.9	1.6%	$136.8	1.5%	$125.0	1.7%
Medicaid	128.3	3.8%	84.9	3.3%	301.9	3.2%	251.4	3.4%
Medicare A	127.0	3.8%	114.3	4.4%	375.2	4.0%	327.2	4.5%
Medicare B	1.7	0.1%	3.7	0.1%	4.6	0.0%	18.7	0.3%
Medicare C	28.8	0.9%	36.0	1.4%	96.0	1.0%	84.3	1.2%
Private & other	30.0	0.9%	54.7	2.1%	156.2	1.7%	161.4	2.1%
	$367.1	11.0%	$335.5	12.9%	$1,070.7	11.4%	$968.0	13.2%

	Consolidated
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$869.6	26.0%	$661.0	25.4%	$2,371.6	25.4%	$1,818.7	24.8%
Medicaid	415.7	12.4%	298.8	11.5%	1,093.7	11.7%	852.3	11.6%
Medicare A	270.0	8.1%	256.2	9.9%	797.5	8.5%	726.2	9.9%
Medicare B	20.4	0.7%	20.5	0.7%	61.5	0.6%	69.1	1.0%
Medicare C	621.8	18.7%	442.1	17.0%	1,732.3	18.5%	1,205.2	16.5%
Medicare D	1,058.4	31.7%	826.2	31.8%	2,977.7	31.8%	2,352.5	32.1%
Private & other	78.2	2.4%	96.4	3.7%	325.6	3.5%	301.2	4.1%
	$3,334.1	100.0%	$2,601.2	100.0%	$9,359.9	100.0%	$7,325.2	100.0%

Refer to Note 15 for the disaggregation of revenue by reportable segment.

4. Acquisitions

2025 Acquisitions

During the nine months ended September 30, 2025, we completed two acquisitions within the Provider Services segment for aggregate consideration of $8.5 million. We entered these transactions in order to expand our services and geographic offerings. No cash was acquired as a part of these transactions. The operating results of the acquisitions are included in our unaudited condensed consolidated financial statements from the date of the acquisition and are not material to our results of operations.

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

Haven Hospice

The following table summarizes the consideration paid (in thousands) for the September 1, 2024 acquisition of North Central Florida Hospice, Inc. (“Haven Hospice”) and the fair value of the assets acquired and the liabilities assumed at the acquisition date, which were adjusted for immaterial measurement-period adjustments through September 1, 2025. Haven Hospice provides hospice and palliative care services in the state of Florida. Its results are consolidated within the Provider Services segment.

Inventories	$45
Property and equipment	495
Goodwill	45,614
Intangible assets	19,860
Operating lease right-of-use assets	7,157
Trade accounts payable	1,264
Current portion of obligations under operating leases	2,235
Obligations under operating leases, net of current portion	4,922
Aggregate purchase price	$64,750

Consideration for the Haven Hospice acquisition included a $15.0 million cash payment, $15.0 million seller note payable in 2028, and $30.0 million of the Company's common stock equal to 2,471,251 shares at the time of the acquisition. The number of shares was calculated by dividing $30.0 million by a price per share equal to the average of the volume weighted average trading price of the Company's common stock on each of the fifteen consecutive trading days ending on and including the trading day that is three trading days prior to the closing date, as required by the asset purchase agreement. The sellers were restricted from trading during a 180-day lock-up period from closing with agreed-upon sale volume limitations for four years thereafter. The asset purchase agreement also includes a post-closing adjustment feature to the extent any losses are incurred by the sellers in the sale of their common stock for four years following closing with a final equity adjustment feature. See Note 12.

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

Haven Hospice contributed $17.7 million and $50.1 million in revenue during the three and nine months ended September 30, 2025, respectively, compared to $4.8 million in revenue during the three and nine months ended September 30, 2024. Haven Hospice contributed $1.9 million and $5.1 million of operating income during the three and nine months ended September 30, 2025, respectively, compared to $0.6 million of operating income during the three and nine months ended September 30, 2024. Pro forma financial data for the Haven Hospice acquisition has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Others

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions, excluding Haven Hospice, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which are adjusted for immaterial measurement-period adjustments through September 30, 2025. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $18.9 million, respectively.

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

We have estimated the fair value of acquired customer relationships, licenses, trade names, and covenants not to compete based upon third-party valuations and/or the values assigned in prior acquisitions that were deemed comparable in nature. The intangible assets consist primarily of $22.3 million in customer relationships, $5.7 million in definite-lived licenses, $2.1 million in indefinite-lived licenses, $0.6 million in covenants not to compete, and $0.5 million in trade names. Definite-lived intangible assets have an estimated weighted average useful life of 14.9 years. We expect $12.0 million of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisitions.

The above acquisitions contributed approximately $20.5 million and $62.3 million in revenue during the three and nine months ended September 30, 2025, respectively, compared to $21.8 million and $37.7 million in revenue during the three and nine months ended September 30, 2024. The above acquisitions contributed approximately $0.3 million and $3.1 million in operating income during the three and nine months ended September 30, 2025, respectively, compared to $2.0 million and $3.0 million in operating income during the three and nine months ended September 30, 2024. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our unaudited condensed consolidated financial statements.

Measurement period adjustments for all aforementioned acquisitions completed in 2024 recorded in the three and nine months ended September 30, 2025 were not material to the unaudited condensed consolidated financial statements. The Company expects to finalize the purchase price allocation for the 2024 acquisitions prior to the one-year anniversary date of each acquisition.

During the three and nine months ended September 30, 2024, the Company incurred approximately $0.2 million and $2.1 million in transaction costs, respectively, related to all 2024 acquisitions, including those acquisitions completed in subsequent quarters of 2024. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Company also agreed to purchase the remaining 30% noncontrolling interest in Gateway Pediatric Therapy, LLC during the first fiscal quarter of 2024 and the remaining 45% noncontrolling interest in Harvest Grove LTC, LLC during the third fiscal quarter of 2024. These transactions did not meet the definition of a business combination in accordance with ASC 805, Business Combinations.

5. Goodwill and Intangible Assets

A summary of changes to goodwill, by reportable segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2025*	$841,052	$1,522,832	$2,363,884
Goodwill added through acquisitions	—	6,430	6,430
Measurement period adjustments	—	128	128
Foreign currency adjustments	—	124	124
Goodwill at September 30, 2025*	$841,052	$1,529,514	$2,370,566

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million.

Intangible assets are as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$517,753	$354,982	$162,771	$542,137	$335,647	$206,490	5-20
Trade names	328,968	156,431	172,537	332,977	140,020	192,957	2-20
Licenses	60,515	17,970	42,545	68,425	17,528	50,897	10-20
Doctor/payor network	5,650	4,800	850	12,730	10,965	1,765	5-8
Covenants not to compete	6,874	4,605	2,269	8,790	5,886	2,904	2-7
Other intangible assets	10,940	7,535	3,405	10,940	6,362	4,578	5-7
Total definite-lived assets	$930,700	$546,323	$384,377	$975,999	$516,408	$459,591
Licenses	137,233	—	137,233	135,633	—	135,633	Indefinite
Total intangible assets	$1,067,933	$546,323	$521,610	$1,111,632	$516,408	$595,224

Amortization expense for the three and nine months ended September 30, 2025 was $22.7 million and $69.7 million, respectively, as compared to $24.1 million and $72.0 million for the three and nine months ended September 30, 2024, respectively.

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	September 30, 2025		December 31, 2024
	Rate	$	Rate	$
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.66%	$2,527,638	6.86%	$2,546,787
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	6.91%	—	7.61%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	9.25%	—	9.75%	63,300
Amortizing Notes (1)		37,181		53,804
Notes payable and other		17,267		19,428
Total debt		2,582,086		2,683,319
Less: debt issuance costs, net		64,882		72,736
Total debt, net of debt issuance costs		2,517,204		2,610,583
Less: current portion of long-term debt		51,870		48,725
Total long-term debt, net of current portion		$2,465,334		$2,561,858

(1)
See Note 7 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements and related modifications for the nine months ended September 30, 2025 and the year ended December 31, 2024. We were in compliance with all applicable financial debt covenants at September 30, 2025 and December 31, 2024.

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

Revolving Credit Facility

The First Lien also extends credit in the form of a Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien modification on February 21, 2024, borrowings under the Revolver bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 3.25% for the Revolving Credit Loans or ABR plus 2.25% for the Swingline Loans at December 31, 2024. During the first fiscal quarter of 2025, the variable rate on the Revolving Credit Loans and Swingline Loans decreased to SOFR plus 3.00% and ABR plus 2.00%, respectively, as a result of our improved leverage ratio in accordance with the terms of our credit agreement. As of September 30, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to approximately $411.7 million.

The Company’s First Lien also provides for an additional $65.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of September 30, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million. As of December 31, 2024, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million.

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

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. The following table summarizes our interest rate swaps designated as cash flow hedges:

	Notional Amount as of
Financial Institution	September 30, 2025		December 31, 2024		Effective Dates	Fixed Rates
Credit Suisse	$—		$500	million	3-year period ending September 30, 2025	3.41650%
Morgan Stanley	—		1,050	million	3-year period ending September 30, 2025	3.42000%
Credit Agricole Corporate and Investment Bank	—		450	million	3-year period ending September 30, 2025	3.52410%
Matured contracts	$—		$2,000	million

Credit Agricole Corporate and Investment Bank	$500	million	$—		1-year period ending September 30, 2026	3.72500%
Mizuho Capital Markets	500	million	—		1-year period ending September 30, 2026	3.61121%
Credit Agricole Corporate and Investment Bank	250	million	—		3-year period ending September 30, 2028	3.33150%
Morgan Stanley	250	million	—		3-year period ending September 30, 2028	3.17700%
Existing contracts	$1,500	million	$—

The net fair value of the net cash flow hedges as of September 30, 2025 and December 31, 2024 was $0.3 million and $10.6 million, respectively, and is reflected in prepaid expenses and other current assets, other assets, and long-term liabilities in the unaudited condensed consolidated balance sheets.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $4.6 million and $13.4 million for the three and nine months ended September 30, 2025, respectively, as compared to $9.8 million and $28.9 million for the three and nine months ended September 30, 2024, respectively. The Company expects approximately $0.9 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

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

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital. The value allocated to the Amortizing Notes is reflected in long-term debt in the unaudited condensed consolidated balance sheet, with payments expected in the next twelve months reflected in current portion of long-term debt. The long-term portion of the Amortizing Notes as of September 30, 2025 and December 31, 2024 was $13.0 million and $32.9 million, respectively. The short-term portion of the Amortizing Notes as of September 30, 2025 and December 31, 2024 was $24.2 million and $20.9 million, respectively. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

Amortizing Notes

The Company pays equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments are the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.7 million and $20.2 million in TEU installment payments during the three and nine months ended September 30, 2025, respectively, as compared to $6.8 million and $13.6 million during the three and nine months ended September 30, 2024. The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes.

Purchase Contracts

At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the three and nine months ended September 30, 2025, 865,017 Purchase Contracts were converted at the holder's option. During the three and nine months ended September 30, 2024, no Purchase Contracts were converted at the holder's option.

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

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Estimated annual effective tax rate before discrete items	26.4%	(28.5)%	26.4%	20.6%
Discrete items recognized	(2.0)%	(18.1)%	(7.2)%	9.5%
Effective tax rate recognized in the statements of operations	24.4%	(46.6)%	19.2%	30.1%

During the three months ended September 30, 2025, the Company’s effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $1.0 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation. During the three months ended September 30, 2024, the Company's effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of the cumulative impact of the year-to-date estimated tax rate on pre-tax book losses as well as the 2023 return-to-provision adjustments driven by a refinement of pre-tax book income from continuing operations for tax reporting purposes.

During the nine months ended September 30, 2025, the Company's effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $4.7 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation. During the nine months ended September 30, 2024, the Company’s effective tax rate was higher than the U.S. federal income tax rate, primarily as a result of limitations on the deductibility of certain executive compensation that now apply to the Company after the IPO Offerings, which were completed in January 2024. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book losses to date.

On July 4, 2025, H.R.1, new tax legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax provisions, was enacted in the U.S. The Company does not expect the OBBBA will have a material impact on its estimated annual effective tax rate in 2025, however will continue to monitor the cash tax benefits as a result of favorable tax treatment for certain business provisions.

See Note 13 for further discussion of the Silver matter.

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Rebate receivable	$38,188	$49,538
Non-trade receivables	25,068	45,428
Prepaid insurance	15,383	13,892
Income tax receivable	14,366	13,468
Inventory returns receivable	9,855	11,245
Prepaid maintenance	3,663	3,644
Interest rate swaps	—	10,633
Other prepaid expenses and current assets	17,455	13,462
Total prepaid expenses and other current assets	$123,978	$161,310

Other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Insurance recoveries	$6,890	$7,564
Notes receivable	6,712	8,577
Cloud computing	6,054	7,362
Equity method investments	5,821	670
Deposits	5,666	6,733
Deferred compensation	4,505	3,777
Deferred debt issuance costs	1,940	2,470
Interest rate swaps	1,037	—
Other assets	3,337	1,975
Total other assets	$41,962	$39,128

Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Wages and payroll taxes	$121,480	$98,245
Checks in excess of cash balance	27,202	27,643
Compensated absences	26,930	24,360
Workers compensation insurance reserves	24,006	19,966
Health insurance reserves	19,146	14,934
Property insurance reserves	11,568	9,879
Deferred revenue	8,302	10,196
Legal settlements and professional fees	8,060	13,982
General and professional liability insurance reserves	6,639	8,328
Automobile insurance reserves	4,338	21,353
Taxes other than income taxes	2,700	1,985
Interest	1,398	8,779
Interest rate swaps	717	—
Contingent consideration	200	3,136
Other	41,360	32,960
Total accrued expenses	$304,046	$295,746

Long-term liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Workers compensation insurance reserves	$23,442	$25,360
General and professional liability insurance reserves	23,090	21,182
Automobile insurance reserves	9,514	9,034
Deferred compensation	4,505	3,777
Contingent consideration	750	5,250
Employee incentives	—	3,993
Other	2,259	2,594
Total long-term liabilities	$63,560	$71,190

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

For the three and nine months ended September 30, 2025 and 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For the three and nine months ended September 30, 2025, the Company's average applicable market value was greater than $15.28, resulting in no dilutive impact to EPS for TEUs. For the three and nine months ended September 30, 2024, the Company's average applicable market value was equal to or less than $15.28 but greater than or equal to $13.00. Thus, the TEUs were assumed to be settled at a conversion factor based on the 20-day VWAP per share of the Company's common stock not to exceed 3.8461 shares per Purchase Contract, if dilutive. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	$37,488	$(25,672)	$55,245	$(73,213)
Less: Net loss attributable to noncontrolling interests	(595)	(751)	(1,793)	(1,864)
Net income (loss) from continuing operations attributable to common shareholders	38,083	(24,921)	57,038	(71,349)
Net income from discontinued operations	17,753	16,691	56,548	37,288
Net income (loss) attributable to common shareholders	$55,836	$(8,230)	$113,586	$(34,061)

Denominator:
Weighted-average shares outstanding - basic	203,487	198,491	202,067	190,541

Effect of dilutive securities:
Stock options	7,835	—	8,387	—
RSUs	6,660	—	8,065	—
TEUs	—	—	—	—
Other	—	—	—	—
Weighted-average shares outstanding - diluted	217,982	198,491	218,519	190,541

Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.19	$(0.13)	$0.28	$(0.37)
Discontinued operations	$0.08	$0.09	$0.28	$0.19
Net income (loss)	$0.27	$(0.04)	$0.56	$(0.18)

Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.17	$(0.13)	$0.26	$(0.37)
Discontinued operations	$0.09	$0.09	$0.26	$0.19
Net income (loss)	$0.26	$(0.04)	$0.52	$(0.18)

The following potentially common share equivalents were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	245	15,096	1,303	15,096
RSUs	—	11,078	—	11,078
TEUs	—	1,881	—	1,881
Other	—	9	—	9
Total	245	28,064	1,303	28,064

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

Share-Based Compensation

In January 2025, the Company's Board of Directors approved the modification of certain equity awards in connection with the divestiture of the Community Living business, which resulted in $1.7 million and $4.8 million of incremental share-based compensation expense recognized during the three and nine months ended September 30, 2025, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	September 30, 2025	December 31, 2024	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$275	$10,633	A
Total assets	$275	$10,633

Liabilities:
Contingent consideration (Level 3)	$950	$8,386	C
Total liabilities	$950	$8,386

The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves, and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us. For disclosures about our derivative instruments, refer to Note 6.

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

The fair value of the liability associated with the post-closing equity adjustment feature related to the Haven Hospice acquisition was derived with unobservable inputs using a Monte Carlo simulation, where the common stock price of the Company was evolved using a Geometric Brownian Motion of a period from the valuation date to the end of the fourth anniversary of closing. Estimated equity volatility was based on historical volatility, implied volatility, and peer group volatility over various periods. The Company will re-assess the fair value at each reporting period with changes in value being recorded through the statement of operations. The ultimate settlement of the liability will be through either issuance of additional equity shares and/or additional cash paid in case of net realized losses on sales; or reduction of the outstanding balance of the seller note, in the case of net aggregate realized gain on sales up to the amounts previously paid.

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

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission. In connection with debt refinancing in the first fiscal quarter of 2024, the Company paid underwriter, arranger, and transaction fees to KCM of $1.9 million. These fees are included within selling, general, and administrative expenses in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. There were no similar fees paid to KCM during the three or six months ended September 30, 2024, and the three or nine months ended September 30, 2025.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended September 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,966,966	$—	$2,966,966
Services revenue	—	367,140	367,140
Cost of drugs	2,541,723	—	2,541,723
Cost of services	—	220,784	220,784
Other direct costs (1)	179,591	—	179,591
Segment selling, general, and administrative expenses (2)	131,116	93,027	224,143
Segment depreciation and amortization expense (3)	26,451	7,340	33,791
Segment EBITDA	$140,987	$60,669	$201,656

	For the Three Months Ended September 30, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,265,697	$—	$2,265,697
Services revenue	—	335,532	335,532
Cost of drugs	1,920,089	—	1,920,089
Cost of services	—	201,016	201,016
Other direct costs (1)	157,032	—	157,032
Segment selling, general, and administrative expenses (2)	117,336	88,507	205,843
Segment depreciation and amortization expense (3)	27,913	6,270	34,183
Segment EBITDA	$99,153	$52,279	$151,432

	For the Nine Months Ended September 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$8,289,238	$—	$8,289,238
Services revenue	—	1,070,695	1,070,695
Cost of drugs	7,066,776	—	7,066,776
Cost of services	—	648,773	648,773
Other direct costs (1)	539,155	—	539,155
Segment selling, general, and administrative expenses (2)	382,894	275,000	657,894
Segment depreciation and amortization expense (3)	80,992	21,283	102,275
Segment EBITDA	$381,405	$168,205	$549,610

	For the Nine Months Ended September 30, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$6,357,223	$—	$6,357,223
Services revenue	—	968,026	968,026
Cost of drugs	5,356,206	—	5,356,206
Cost of services	—	581,509	581,509
Other direct costs (1)	459,775	—	459,775
Segment selling, general, and administrative expenses (2)	341,803	254,779	596,582
Segment depreciation and amortization expense (3)	82,384	17,963	100,347
Segment EBITDA	$281,823	$149,701	$431,524

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of income or loss:
Total Segment EBITDA	$201,656	$151,432	$549,610	$431,524
Segment depreciation and amortization	33,791	34,183	102,275	100,347
Expenses not allocated at segment level:
Selling, general, and administrative expenses	73,060	81,802	239,047	259,640
Depreciation and amortization	6,962	6,350	21,149	19,122
Loss on extinguishment of debt	—	—	—	12,726
Interest expense, net	38,235	46,614	118,776	144,366
Income tax expense (benefit)	12,120	8,155	13,118	(31,464)
Net income (loss) from continuing operations	$37,488	$(25,672)	$55,245	$(73,213)

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

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 460,000 patients daily through our approximately 10,500 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

On January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest our community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. We expect the divestiture to close in the first fiscal quarter of 2026, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while BrightSpring focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment our expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require BrightSpring’s needed and valuable solutions, such as home health, rehab, primary care, and hospice.

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

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

Financial Performance Highlights: Third Quarter of 2025 Compared to Third Quarter of 2024

•
Revenue grew by $732.9 million, or 28.2%, to $3,334.1 million
•
Pharmacy Solutions segment revenue grew by $701.3 million, or 31.0%, to $2,967.0 million
•
Provider Services segment revenue grew by $31.6 million, or 9.4%, to $367.1 million
•
Net income increased by $63.2 million from net loss of $25.7 million to net income of $37.5 million
•
Adjusted EBITDA(1) increased by $43.5 million, or 37.2%, to $160.4 million

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Financial Performance Highlights: Third Quarter of 2025 Compared to Third Quarter of 2024 (continued)

•
Pharmacy Solutions segment EBITDA increased by $41.8 million, or 42.2%, to $141.0 million
•
Provider Services segment EBITDA grew by $8.4 million, or 16.0%, to $60.7 million
•
Diluted income per share increased by $0.30 from diluted loss per share of $(0.13) to diluted income per share of $0.17
•
Adjusted EPS(1) increased by $0.27 from $0.03 to $0.30

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Recent Developments

As previously disclosed, on October 22, 2025, KKR Stockholder and certain management selling stockholders completed a registered secondary public offering of 15,000,000 shares of the Company’s common stock (the “October 2025 Offering”). The Company did not sell any shares of common stock that were offered in the October 2025 Offering. Also, the Company did not receive any proceeds from the October 2025 Offering, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the October 2025 Offering.

In connection with the October 2025 Offering, the Company concurrently purchased from the underwriter, out of the aggregate of 15,000,000 shares of common stock that were the subject of the October 2025 Offering, 1,500,000 shares of common stock at a price of $29.00 per share, for a total purchase price of $43.5 million. The purchase price reflected a discount to the closing market price on the date of purchase. The repurchase was reviewed and approved by the audit committee of our Board of Directors.

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$2,967.0	89.0%	$2,265.7	87.1%	$8,289.2	88.6%	$6,357.2	86.8%
Provider Services	367.1	11.0%	335.5	12.9%	1,070.7	11.4%	968.0	13.2%
Consolidated BrightSpring	$3,334.1	100.0%	$2,601.2	100.0%	$9,359.9	100.0%	$7,325.2	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 7% of total Company revenue for the three and nine months ended September 30, 2025 and 2024.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 53% of total Company revenues for the three and nine months ended September 30, 2025, compared to 52% for the three and nine months ended September 30, 2024. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended September 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	21.8%	6.8%	—	0.6%	17.8%	23.5%	0.8%	71.3%
Home and Community Pharmacy	2.7%	1.8%	4.3%	—	0.0%	8.2%	0.7%	17.7%
Pharmacy Solutions	24.5%	8.6%	4.3%	0.6%	17.8%	31.7%	1.5%	89.0%
Home Health Care	0.3%	0.3%	3.8%	0.0%	0.9%	—	0.3%	5.6%
Rehab Care	1.1%	1.0%	—	0.1%	0.0%	—	0.1%	2.3%
Personal Care	0.1%	2.5%	—	—	—	—	0.5%	3.1%
Provider Services	1.5%	3.8%	3.8%	0.1%	0.9%	—	0.9%	11.0%
Consolidated BrightSpring	26.0%	12.4%	8.1%	0.7%	18.7%	31.7%	2.4%	100.0%

	For the Three Months Ended September 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.7%	5.9%	—	0.6%	15.6%	21.1%	0.6%	64.5%
Home and Community Pharmacy	3.1%	2.3%	5.5%	—	0.0%	10.7%	1.0%	22.6%
Pharmacy Solutions	23.8%	8.2%	5.5%	0.6%	15.6%	31.8%	1.6%	87.1%
Home Health Care	0.2%	0.4%	4.4%	0.1%	1.4%	—	0.0%	6.5%
Rehab Care	1.3%	0.6%	—	0.0%	0.0%	—	0.7%	2.6%
Personal Care	0.1%	2.3%	—	—	—	—	1.4%	3.8%
Provider Services	1.6%	3.3%	4.4%	0.1%	1.4%	—	2.1%	12.9%
Consolidated BrightSpring	25.4%	11.5%	9.9%	0.7%	17.0%	31.8%	3.7%	100.0%

	For the Nine Months Ended September 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	21.2%	6.5%	—	0.6%	17.5%	23.1%	0.9%	69.8%
Home and Community Pharmacy	2.7%	2.0%	4.5%	—	0.0%	8.7%	0.9%	18.8%
Pharmacy Solutions	23.9%	8.5%	4.5%	0.6%	17.5%	31.8%	1.8%	88.6%
Home Health Care	0.2%	0.3%	4.0%	0.0%	1.0%	—	0.3%	5.8%
Rehab Care	1.2%	0.7%	—	0.0%	0.0%	—	0.5%	2.4%
Personal Care	0.1%	2.2%	—	—	—	—	0.9%	3.2%
Provider Services	1.5%	3.2%	4.0%	0.0%	1.0%	—	1.7%	11.4%
Consolidated BrightSpring	25.4%	11.7%	8.5%	0.6%	18.5%	31.8%	3.5%	100.0%

	For the Nine Months Ended September 30, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.3%	5.8%	—	0.7%	15.3%	21.7%	0.9%	64.7%
Home and Community Pharmacy	2.8%	2.4%	5.4%	0.0%	0.0%	10.4%	1.1%	22.1%
Pharmacy Solutions	23.1%	8.2%	5.4%	0.7%	15.3%	32.1%	2.0%	86.8%
Home Health Care	0.2%	0.4%	4.5%	0.3%	1.2%	—	0.1%	6.7%
Rehab Care	1.4%	0.6%	—	0.0%	0.0%	—	0.7%	2.7%
Personal Care	0.1%	2.4%	—	—	—	—	1.3%	3.8%
Provider Services	1.7%	3.4%	4.5%	0.3%	1.2%	—	2.1%	13.2%
Consolidated BrightSpring	24.8%	11.6%	9.9%	1.0%	16.5%	32.1%	4.1%	100.0%

See Note 3 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three and nine months ended September 30, 2025 and 2024.

Trends and Other Factors Affecting Business

Continued Growth of our Pharmacy Solutions Patient Populations

We focus on providing health-dependent medications in a timely and well-supported manner to our patients receiving pharmacy solutions in their home and community-based settings. Our pharmacy services are primarily delivered directly to patients in their place of residence, home, or stay, and sometimes in a clinic setting. According to industry reports, pharmacy solutions delivered to and tailored for the home environment, such as home infusion services, oncology services, and daily medication management services in the home, will continue to grow faster than the overall and general pharmacy market. We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census by approximately 2%, in the third fiscal quarter of 2025 compared to the third fiscal quarter of 2024. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

We provide multiple pharmacy and provider services to approximately 8,000 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, CCRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

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

Discontinued Operations

On January 17, 2025, the Company entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”), for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is currently expected to close in the first fiscal quarter of 2026, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2025, and the results of operations from the Community Living business are classified as discontinued operations in the unaudited condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

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

Results of Operations

Consolidated Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended September 30,
			Change
	2025	2024	Amount	%
Revenues:
Products	$2,966,966	$2,265,697	$701,269	31.0%
Services	367,140	335,532	31,608	9.4%
Total revenues	3,334,106	2,601,229	732,877	28.2%
Cost of goods	2,721,314	2,077,121	644,193	31.0%
Cost of services	220,784	201,016	19,768	9.8%
Gross profit	392,008	323,092	68,916	21.3%
Selling, general, and administrative expenses	304,165	293,995	10,170	3.5%
Operating income	87,843	29,097	58,746	201.9%
Interest expense, net	38,235	46,614	(8,379)	(18.0)%
Income (loss) before income taxes	49,608	(17,517)	67,125	n.m.
Income tax expense	12,120	8,155	3,965	n.m.
Net income (loss)	$37,488	$(25,672)	$63,160	n.m.
Adjusted EBITDA (1)	$160,443	$116,940	$43,503	37.2%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $3,334.1 million for the three months ended September 30, 2025, as compared with $2,601.2 million for the three months ended September 30, 2024, an increase of $732.9 million or 28.2%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $2,721.3 million for the three months ended September 30, 2025, as compared with $2,077.1 million for the three months ended September 30, 2024, an increase of $644.2 million or 31.0%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $220.8 million for the three months ended September 30, 2025, as compared with $201.0 million for the three months ended September 30, 2024, an increase of $19.8 million or 9.8%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $304.2 million for the three months ended September 30, 2025, as compared with $294.0 million for the three months ended September 30, 2024, an increase of $10.2 million or 3.5%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $18.3 million, or 6.2%, growth on consolidated third quarter of 2024 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;

•
an increase of $1.5 million, or 0.5%, growth on consolidated third quarter of 2024 selling, general, and administrative expenses, due to non-cash share-based compensation related to the equity awards granted to management and certain full-time employees; offset by,
•
a decrease of $6.3 million, or 2.1%, decline in consolidated third quarter of 2024 selling, general, and administrative expenses, as a result of a decrease in acquisition, integration and transaction-related expenses; and,
•
a decrease of $3.3 million, or 1.1%, decline in consolidated third quarter of 2024 selling, general, and administrative expenses, as a result of a decrease in other operational expenses year-over-year.

Interest Expense, net

Interest expense, net was $38.2 million for the three months ended September 30, 2025, as compared with $46.6 million for the three months ended September 30, 2024, a decrease of $8.4 million or 18.0%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the three months ended September 30, 2025 as compared to the prior period, offset by a $5.2 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense

Income tax expense was $12.1 million for the three months ended September 30, 2025, as compared with $8.2 million for the three months ended September 30, 2024, an increase in the expense of $4.0 million. The increase in the income tax expense is primarily driven by the increase in pre-tax book income for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, and an increase in the effective tax rate for the three months ended September 30, 2025 of 24.4% compared to (46.6)% for the three months ended September 30, 2024. The increase in the effective tax rate is primarily as a result of the cumulative impact of the year-to-date estimated tax rate on 2024 pre-tax book losses as well as the 2023 return-to-provision adjustment.

Net Income (Loss)

Net income was $37.5 million for the three months ended September 30, 2025, as compared with a net loss of $25.7 million for the three months ended September 30, 2024, an increase of $63.2 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $160.4 million for the three months ended September 30, 2025, as compared with $116.9 million for the three months ended September 30, 2024, an increase of $43.5 million or 37.2%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $50.2 million, or 42.9% growth on consolidated third quarter of 2024 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $6.7 million, or 5.7% decline in consolidated third quarter of 2024 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Nine Months Ended September 30,
			Change
	2025	2024	Amount	%
Revenues:
Products	$8,289,238	$6,357,223	$1,932,015	30.4%
Services	1,070,695	968,026	102,669	10.6%
Total revenues	9,359,933	7,325,249	2,034,684	27.8%
Cost of goods	7,605,931	5,815,981	1,789,950	30.8%
Cost of services	648,773	581,509	67,264	11.6%
Gross profit	1,105,229	927,759	177,470	19.1%
Selling, general, and administrative expenses	918,090	875,344	42,746	4.9%
Operating income	187,139	52,415	134,724	257.0%
Loss on extinguishment of debt	—	12,726	(12,726)	n.m.
Interest expense, net	118,776	144,366	(25,590)	(17.7)%
Income (loss) before income taxes	68,363	(104,677)	173,040	n.m.
Income tax expense (benefit)	13,118	(31,464)	44,582	n.m.
Net income (loss)	$55,245	$(73,213)	$128,458	n.m.
Adjusted EBITDA (1)	$434,022	$329,792	$104,230	31.6%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $9,359.9 million for the nine months ended September 30, 2025, as compared with $7,325.2 million for the nine months ended September 30, 2024, an increase of $2,034.7 million or 27.8%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $7,605.9 million for the nine months ended September 30, 2025, as compared with $5,816.0 million for the nine months ended September 30, 2024, an increase of $1,790.0 million or 30.8%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $648.8 million for the nine months ended September 30, 2025, as compared with $581.5 million for the nine months ended September 30, 2024, an increase of $67.3 million or 11.6%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $918.1 million for the nine months ended September 30, 2025, as compared with $875.3 million for the nine months ended September 30, 2024, an increase of $42.7 million or 4.9%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $61.3 million, or 7.0% growth on consolidated 2024 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $9.5 million, or 1.1%, growth in consolidated third quarter of 2024 selling, general, and administrative expenses, as a result of an increase in acquisition, integration and transaction-related expenses; offset by,

•
a decrease of $22.7 million, or 2.6%, decline in consolidated 2024 selling, general, and administrative expenses, as a result of the termination fees incurred at the time of the IPO Offerings in connection with the termination of our Monitoring Agreement for which there is no comparable expense in 2025;
•
a decrease of $3.6 million, or 0.4%, decline in consolidated 2024 selling, general, and administrative expenses, due to non-cash share-based compensation related to the equity awards granted to management and certain full-time employees; and
•
a decrease of $1.8 million, or 0.2%, decline in consolidated 2024 selling, general, and administrative expenses, as a result of a decrease in other operational expenses year-over-year.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2024, we used proceeds from the IPO Offerings to repay the Second Lien on January 30, 2024 and as a result incurred a loss on extinguishment of debt of $12.7 million related to the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recognized for the nine months ended September 30, 2025.

Interest Expense, net

Interest expense, net was $118.8 million for the nine months ended September 30, 2025, as compared with $144.4 million for the nine months ended September 30, 2024, a decrease of $25.6 million or 17.7%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the nine months ended September 30, 2025 as compared to the prior periods and lower outstanding term debt as compared to the prior period, offset by a $15.5 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense (Benefit)

Income tax expense was $13.1 million for the nine months ended September 30, 2025, as compared with an income tax benefit of $31.5 million for the nine months ended September 30, 2024, an increase in the income tax expense of $44.6 million. The increase in the income tax expense is primarily driven by the increase in pre-tax book income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, and a decrease in the effective tax rate for the nine months ended September 30, 2025 of 19.2% compared to 30.1% for the nine months ended September 30, 2024. The decrease in the effective tax rate is primarily as a result of $4.7 million in tax benefits resulting from the recognition of excess tax benefits from stock-based compensation partially offset by limitations on the deductibility of certain executive compensation as a percentage of estimated pre-tax book income for the nine months ended September 30, 2025. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book loss for the nine months ended September 30, 2024.

Net Income (Loss)

Net income was $55.2 million for the nine months ended September 30, 2025, as compared with a net loss of $73.2 million for the nine months ended September 30, 2024, an increase of $128.5 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, and loss on extinguishment of debt, partially offset by an increase in selling, general, and administrative expenses and income tax expense (benefit).

Adjusted EBITDA (1)

Adjusted EBITDA was $434.0 million for the nine months ended September 30, 2025, as compared with $329.8 million for the nine months ended September 30, 2024, an increase of $104.2 million or 31.6%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $118.1 million, or 35.8% growth on consolidated 2024 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $13.9 million, or 4.2% decline in consolidated 2024 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
Revenues	$2,966,966	$2,265,697	$701,269	31.0%
Cost of goods	2,721,314	2,077,121	644,193	31.0%
Gross profit	245,652	188,576	57,076	30.3%
Selling, general, and administrative expenses	131,116	117,336	13,780	11.7%
Segment operating income	$114,536	$71,240	$43,296	60.8%
Segment EBITDA	$140,987	$99,153	$41,834	42.2%

Business Metrics:
Prescriptions dispensed	10,793,219	10,874,429	(81,210)	(0.7)%
Revenue per script	$274.89	$208.35	$66.54	31.9%
Gross profit per script	$22.76	$17.34	$5.42	31.3%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $2,967.0 million for the three months ended September 30, 2025, as compared with $2,265.7 million for the three months ended September 30, 2024, an increase of $701.3 million or 31.0%. The increase primarily resulted from volume growth in prescriptions dispensed within Infusion and Specialty Pharmacy partially offset by a decline in prescriptions dispensed within Home and Community Pharmacy. Revenues attributable to Infusion and Specialty Pharmacy were $2,377.0 million for the three months ended September 30, 2025, as compared with $1,678.1 million for the three months ended September 30, 2024, an increase of $698.9 million or 41.6% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $590.0 million for the three months ended September 30, 2025, as compared with $587.6 million for the three months ended September 30, 2024, an increase of $2.4 million or 0.4% attributable to mix changes in prescriptions dispensed.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $2,721.3 million for the three months ended September 30, 2025, as compared with $2,077.1 million for the three months ended September 30, 2024, an increase of $644.2 million or 31.0%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $245.7 million for the three months ended September 30, 2025, as compared with $188.6 million for the three months ended September 30, 2024, an increase of $57.1 million or 30.3%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended September 30, 2025 and September 30, 2024 remained consistent at 8.3%.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $131.1 million for the three months ended September 30, 2025, as compared with $117.3 million for the three months ended September 30, 2024, an increase of $13.8 million or 11.7%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than revenue due to demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $141.0 million for the three months ended September 30, 2025, as compared with $99.2 million for the three months ended September 30, 2024, an increase of $41.8 million or 42.2%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 15 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
Revenues	$8,289,238	$6,357,223	$1,932,015	30.4%
Cost of goods	7,605,931	5,815,981	1,789,950	30.8%
Gross profit	683,307	541,242	142,065	26.2%
Selling, general, and administrative expenses	382,894	341,803	41,091	12.0%
Segment operating income	$300,413	$199,439	$100,974	50.6%
Segment EBITDA	$381,405	$281,823	$99,582	35.3%

Business Metrics:
Prescriptions dispensed	32,522,286	30,849,121	1,673,165	5.4%
Revenue per script	$254.88	$206.07	$48.81	23.7%
Gross profit per script	$21.01	$17.54	$3.47	19.8%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $8,289.2 million for the nine months ended September 30, 2025, as compared with $6,357.2 million for the nine months ended September 30, 2024, an increase of $1,932.0 million or 30.4%. The increase primarily resulted from volume growth in prescriptions dispensed across and within the Pharmacy Solutions segment. Revenues attributable to Infusion and Specialty Pharmacy were $6,531.9 million for the nine months ended September 30, 2025, as compared with $4,729.8 million for the nine months ended September 30, 2024, an increase of $1,802.1 million or 38.1% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $1,757.3 million for the nine months ended September 30, 2025, as compared with $1,627.4 million for the nine months ended September 30, 2024, an increase of $129.9 million or 8.0% attributable to volume growth.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $7,605.9 million for the nine months ended September 30, 2025, as compared with $5,816.0 million for the nine months ended September 30, 2024, an increase of $1,790.0 million or 30.8%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $683.3 million for the nine months ended September 30, 2025, as compared with $541.2 million for the nine months ended September 30, 2024, an increase of $142.1 million or 26.2%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the nine months ended September 30, 2025 was 8.2% compared to 8.5% for the nine months ended September 30, 2024. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $382.9 million for the nine months ended September 30, 2025, as compared with $341.8 million for the nine months ended September 30, 2024, an increase of $41.1 million or 12.0%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $381.4 million for the nine months ended September 30, 2025, as compared with $281.8 million for the nine months ended September 30, 2024, an increase of $99.6 million or 35.3%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 15 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended
	September 30,		Change
	2025	2024	Amount	%
Revenues	$367,140	$335,532	$31,608	9.4%
Cost of services	220,784	201,016	19,768	9.8%
Gross profit	146,356	134,516	11,840	8.8%
Selling, general, and administrative expenses	93,027	88,507	4,520	5.1%
Segment operating income	$53,329	$46,009	$7,320	15.9%
Segment EBITDA	$60,669	$52,279	$8,390	16.0%

Business Metrics:
Home Health Care average daily census	29,592	28,650	942	3.3%
Rehab Care persons served	7,321	6,571	750	11.4%
Personal Care persons served	16,134	15,910	224	1.4%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $367.1 million for the three months ended September 30, 2025, as compared with $335.5 million for the three months ended September 30, 2024, an increase of $31.6 million or 9.4%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care were $188.3 million for the three months ended September 30, 2025, as compared with $168.2 million for the three months ended September 30, 2024, an increase of $20.1 million or 12.0%. Revenues attributable to Rehab Care were $76.4 million for the three months ended September 30, 2025, as compared with $70.2 million for the three months ended September 30, 2024, an increase of $6.2 million or 8.8%. Revenues attributable to Personal Care were $102.4 million for the three months ended September 30, 2025, as compared with $97.1 million for the three months ended September 30, 2024, an increase of $5.3 million or 5.5%.

Cost of Services

Cost of services was $220.8 million for the three months ended September 30, 2025, as compared with $201.0 million for the three months ended September 30, 2024, an increase of $19.8 million or 9.8%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $146.4 million for the three months ended September 30, 2025, as compared with $134.5 million for the three months ended September 30, 2024, an increase of $11.8 million or 8.8%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $93.0 million for the three months ended September 30, 2025, as compared with $88.5 million for the three months ended September 30, 2024, an increase of $4.5 million or 5.1%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $60.7 million for the three months ended September 30, 2025, as compared with $52.3 million for the three months ended September 30, 2024, an increase of $8.4 million or 16.0%. The increase primarily resulted from the aforementioned revenue growth. See Note 15 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Nine Months Ended
	September 30,		Change
	2025	2024	Amount	%
Revenues	$1,070,695	$968,026	$102,669	10.6%
Cost of services	648,773	581,509	67,264	11.6%
Gross profit	421,922	386,517	35,405	9.2%
Selling, general, and administrative expenses	275,000	254,779	20,221	7.9%
Segment operating income	$146,922	$131,738	$15,184	11.5%
Segment EBITDA	$168,205	$149,701	$18,504	12.4%

Business Metrics:
Home Health Care average daily census	29,970	28,034	1,936	6.9%
Rehab Care persons served	7,048	6,615	433	6.5%
Personal Care persons served	16,046	15,880	166	1.0%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $1,070.7 million for the nine months ended September 30, 2025, as compared with $968.0 million for the nine months ended September 30, 2024, an increase of $102.7 million or 10.6%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenues attributable to Home Health Care were $551.2 million for the nine months ended September 30, 2025, as compared with $473.3 million for the nine months ended September 30, 2024, an increase of $77.9 million or 16.5%. Revenues attributable to Rehab Care were $219.5 million for the nine months ended September 30, 2025, as compared with $206.9 million for the nine months ended September 30, 2024, an increase of $12.6 million or 6.1%. Revenues attributable to Personal Care were $300.0 million for the nine months ended September 30, 2025, as compared with $287.8 million for the nine months ended September 30, 2024, an increase of $12.2 million or 4.2%.

Cost of Services

Cost of services was $648.8 million for the nine months ended September 30, 2025, as compared with $581.5 million for the nine months ended September 30, 2024, an increase of $67.3 million or 11.6%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $421.9 million for the nine months ended September 30, 2025, as compared with $386.5 million for the nine months ended September 30, 2024, an increase of $35.4 million or 9.2%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $275.0 million for the nine months ended September 30, 2025, as compared with $254.8 million for the nine months ended September 30, 2024, an increase of $20.2 million or 7.9%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $168.2 million for the nine months ended September 30, 2025, as compared with $149.7 million for the nine months ended September 30, 2024, an increase of $18.5 million or 12.4%. The increase primarily resulted from the aforementioned revenue growth. See Note 15 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters, all of which have been finalized as of September 30, 2025, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with these historical PharMerica cases including the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$37,488	$(25,672)	$55,245	$(73,213)
Income tax expense (benefit)	12,120	8,155	13,118	(31,464)
Interest expense, net	38,235	46,614	118,776	144,366
Depreciation and amortization	40,753	40,533	123,424	119,469
EBITDA	$128,596	$69,630	$310,563	$159,158
Non-cash share-based compensation (1)	14,173	12,720	46,155	49,793
Acquisition, integration, and transaction-related costs (2)	5,462	11,766	34,811	25,328
Restructuring and divestiture-related and other costs (3)	12,212	12,904	42,493	47,642
Legal costs and settlements (4)	—	8,920	—	21,886
Significant projects (5)	—	1,000	—	2,604
Management fee (6)	—	—	—	23,381
Total adjustments	$31,847	$47,310	$123,459	$170,634
Adjusted EBITDA	$160,443	$116,940	$434,022	$329,792

(1)
Represents non-cash share-based compensation to certain members of our management and full-time employees. The nine months ended September 30, 2024 includes $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, a portion of which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation; costs associated with the integration of acquisitions, including any facility consolidation, integration travel, or severance; and costs associated with other planned, completed, or terminated non-routine transactions. The three and nine months ended September 30, 2025 includes other non-routine transaction costs of $1.1 million and $23.4 million, respectively, as compared to $0.7 million and $1.4 million in the three and nine months ended September 30, 2024.
(3)
Represents costs associated with restructuring-related activities, including closure, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs include $3.8 million and $18.5 million of costs that did not meet the criteria for discontinued operations related to the Community Living divestiture for the three and nine months ended September 30, 2025, respectively, as compared to $6.2 million and $19.6 million for the three and nine months ended September 30, 2024, respectively. These costs also include $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the nine months ended September 30, 2024.
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

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Diluted EPS	$0.17	$(0.13)	$0.26	$(0.37)
Non-cash share-based compensation (1)	0.07	0.06	0.21	0.25
Acquisition, integration, and transaction-related costs (1)	0.03	0.06	0.16	0.13
Restructuring and divestiture-related and other costs (1)	0.06	0.06	0.19	0.24
Legal costs and settlements (1)	—	0.04	—	0.11
Significant projects (1)	—	0.00	—	0.01
Management fee (1)	—	—	—	0.12
Income tax impact on adjustments (2)(3)	(0.03)	(0.06)	(0.13)	(0.29)
Adjusted EPS	$0.30	$0.03	$0.69	$0.20

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income (loss) per share	217,982	198,491	218,519	190,541
Weighted average common shares outstanding used in calculating diluted Non-GAAP income per share	217,982	208,694	218,519	199,930
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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2025	2024
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$63,300	$50,700
(Repayments) borrowings of the Revolving Credit Facility, net	(63,300)	12,600
Ending Revolving Credit Facility balance	$—	$63,300
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	63,300
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	62,790	61,821
End of period Revolving Credit Facility and LC Facility availability	477,210	414,879
End of period cash balance	140,344	60,954
Total Liquidity, end of period	$617,554	$475,833

Cash Flow Activity

The activity discussed in this section relates to our consolidated company results and includes the impacts of discontinued operations.

Nine Months Ended September 30, 2025 and 2024

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Nine Months Ended September 30,
	2025	2024	Variance
Net cash provided by (used in) operating activities	$258,610	$(66,838)	$325,448
Net cash used in investing activities	$(71,195)	$(124,457)	$53,262
Net cash (used in) provided by financing activities	$(107,368)	$214,197	$(321,565)

Operating Activities

Net cash provided by operating activities was $258.6 million for the nine months ended September 30, 2025 compared to net cash used in operating activities of $66.8 million for the nine months ended September 30, 2024. The change was primarily due to the following:

•
a $157.7 million increase in operating income in 2025 as compared to 2024;
•
a $30.9 million decrease in one-time cash outflows for direct and indirect remuneration (“DIR”) fees paid in connection with the conclusion of the DIR program;
•
a $100.0 million decrease in cash outflows attributable to the timing of Silver legal settlement payments;
•
a $27.1 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable interest rates applicable to our outstanding term debt; and
•
a $9.5 million decrease in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities decreased by $53.3 million, from $124.5 million in the nine months ended September 30, 2024 to $71.2 million in the nine months ended September 30, 2025. The decrease was primarily due to a $51.4 million decrease in cash paid for acquisitions in 2025 compared to 2024.

Financing Activities

Net cash used in financing activities was $107.4 million for the nine months ended September 30, 2025, primarily attributable to repayments on our long-term debt of $37.9 million, net repayments on our Revolving Credit Facility of $63.3 million, and payment of finance lease obligations of $10.1 million, offset by other financing activities.

Net cash provided by financing activities was $214.2 million for the nine months ended September 30, 2024, primarily attributable to net proceeds received from the IPO Offerings of $1,045.5 million, offset by extinguishment of and net repayments on our long-term debt of $818.6 million, net borrowings on our Revolving Credit Facility of $46.4 million, payment of debt issuance costs of $43.2 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of September 30, 2025 and December 31, 2024.

We were in compliance with all applicable financial covenants as of September 30, 2025 and December 31, 2024.

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

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility included in the First Lien Credit Agreement (the “Revolver”) was $475.0 million as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit, reducing the available borrowing capacity to $411.7 million.

The First Lien Credit Agreement, as amended on September 17, 2024, provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of September 30, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million. As of December 31, 2024, there were $61.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $3.2 million.

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

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into pay-fixed interest rate swap agreements. For the nine months ended September 30, 2025 and the year ended December 31, 2024, interest expense, net includes interest income received related to cash flow hedges of interest rate risk of $13.4 million and $35.3 million, respectively. Refer to Note 6 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

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

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Nine Months Ended September 30, 2025	Fiscal Year 2024
First Lien - payable to lenders at SOFR plus applicable margin	—	—	$—	$—	$—	$18,151
First Lien Incremental Term Loans Tranches B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	12,923
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	150,759
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.66%	6.86%	2,527,638	2,546,787	110,975	8,857
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	4,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	6.91%	7.61%	—	—	—	331
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	9.25%	9.75%	—	63,300	6,321	10,602
Amortizing Notes			37,181	53,804	3,350	4,899
Notes payable and other			17,267	19,428	663	316
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(2,533)	(20,774)
Total debt			$2,582,086	$2,683,319	$118,776	$190,546
Less: debt issuance costs, net			64,882	72,736
Total debt, net of debt issuance costs			2,517,204	2,610,583
Less: current portion of long-term debt			51,870	48,725
Total long-term debt, net of current portion			$2,465,334	$2,561,858

Our Company leverage, as calculated under our First Lien Credit Agreement, was 3.31x and 4.16x at September 30, 2025 and December 31, 2024, respectively. The results of the Community Living business are included in such calculation pursuant to the terms of our First Lien Credit Agreement and the Second Lien Credit Agreement.

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

As of September 30, 2025, our debt outstanding was $2.6 billion and we had four existing interest rate swaps with a combined notional value of $1.5 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $10.3 million on an annual basis based upon our borrowing level at September 30, 2025. The market risks associated with our debt obligations as of September 30, 2025 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024. See Note 6 within the unaudited condensed consolidated financial statements and related notes, included elsewhere in the Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BrightSpring Health Services, Inc.

Date: October 28, 2025	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2025	By:	/s/ Jennifer Phipps
Jennifer Phipps
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)