Form 10-K
period 2025-12-31
BrightSpring Health Services, Inc.
filed 2026-02-27
CIK 1865782

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

s

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers, directors and holders of more than 10% of Registrant's common stock are affiliates for the purpose of this calculation) as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,349 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the Nasdaq Stock Market).

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2026 was 193,536,850.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed within 120 days of December 31, 2025 with the Securities and Exchange Commission in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
“ACO” means accountable care organization;
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
“MCO” means managed care organization;
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

i

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
•
“overall rating of care” reflects the overall assessment of eight quality measures: communication with family, getting timely help, treating the patient with respect, emotional and spiritual support, help for pain and symptoms, training family to care for patient, rating of hospice care, and willingness to recommend to others, as reported by the Agency for Healthcare Research and Quality;
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
•
“Walgreen Stockholder” means Walgreen Co., an affiliate of Walgreens Boots Alliance, Inc.

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

Any forward-looking statements made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions, or expectations disclosed in our forward- looking statements and you should not place undue reliance on our forward-looking statements. Our forward- looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

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
•
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
•
a pandemic, epidemic, or outbreak of an infectious disease have had, and may continue to have, an adverse effect on our business;
•
inclement weather, natural disasters, acts of terrorism, riots, civil insurrection or social unrest, looting, protests, strikes, or street demonstrations may impact our ability to provide services;
•
we may be unable to adequately protect our intellectual property rights, which could harm our business;
•
risks relating to our compliance with our regulatory framework;
•
KKR Stockholder owns a significant portion of our stock, and its interests may conflict with yours in the future;
•
our substantial indebtedness of approximately $2.6 billion as of December 31, 2025;

ii

•
significant changes in tax or trade policies, tariffs, or trade relations between the United States and other countries, such as the imposition of unilateral tariffs on imported products, including impacts on imported drug products, could result in supply chain disruptions and significantly increase our costs; and
•
the amount and frequency of our stock repurchases may fluctuate.

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

iii

PART I

Item 1. Business

Who We Are

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, which includes Behavioral populations, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states, we serve over 465,000 patients daily through our approximately 10,500 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

Our model focuses on delivering high-touch and coordinated services to medically complex clients and patients, which is a large, growing, and underserved population in the U.S. healthcare system. These high-need and high-cost Senior and Specialty patients comprise a market of over $2.0 trillion across our business. The chronic conditions and long-term health needs of these patients not only represent an outsized share of health care spend today, according to RAND Health Care, but we believe that they are expected to also drive a disproportionate share of future expenditures. Americans with five or more chronic conditions make up over 12% of the population and account for 41% of total health care spending, on average spending 14 times more on health services than those without chronic conditions. These patients most often require both pharmacy and provider services to achieve the best outcomes, but must often navigate disjointed and separately-administered health services. This can result in uncoordinated care delivery with adverse medical consequences, as compared to receiving timely, proximal, and complete care support in the home and community that improves health and reduces cost.

We have built a significant presence and capability in delivering complementary and high-touch daily healthcare services and programs to complex patients in their homes and in communities in order to address their multiple health needs and requirements more completely. In pharmacy, we leverage our national infrastructure to provide daily medication therapy management to various customer and patient types wherever they reside in the community, including home and in-clinic infusion patients, oncology and other specialty patients in their homes, residents of independent and senior living communities, people receiving hospice care, and neuro clients’ and patients’ homes, residents of skilled nursing and rehabilitation facilities, hospital patients, and the homes of Seniors who are on a significant number of medications. Within provider services, we address the clinical and supportive care needs of Senior and Specialty populations, including neuro patients, primarily in their homes, as well as some clinic and community settings. Our clinical services consist of home health and hospice and rehab therapy, and our supportive care services address activities of daily living and social determinants of health as well. We also provide home-based primary care for patients in senior living communities, long-term care, and individual homes to directly manage and optimize patient outcomes and to enable value-based care. By providing these complementary and necessary services for complex patients, our care model is designed to address multiple patient needs and better integrate health services delivery to improve quality and patient experiences, while reducing overall costs.

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
•
Effectively serving complex patients in the home and community setting – With over 40 years of experience caring for “must-serve” client and patient populations, we deliver care in preferred and lower-cost settings with strong quality results. Our services reduce cost by providing care for many of these individuals in non-institutional home and community settings and reducing hospitalizations. For example, across our pharmacies, we achieve 99.99% order accuracy and 99.34% order completeness, “excellent” and “world class” NPS, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 100% patient satisfaction in our outpatient rehab services, an 87% overall rating of care in hospice, and, as reported by the Agency for Healthcare

Research and Quality, hospitalizations that are 35% lower than the national average in our home-based primary care. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients.
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

We are one of the largest independent providers of home and community-based health services in the United States, offering skilled, complementary, integrated, and impactful health care solutions. Almost all of the clients and patients that we serve have chronic conditions and the vast majority of them receive their services on a recurring basis over long periods of time. In our pharmacy business, patients have an average of nine prescriptions at a given time and are supported by our local pharmacy model that delivers daily services, often within an hour or two, from over 175 pharmacies, infusion centers, and specialty oncology locations across all 50 states. We have specifically focused on and built a fast, local, and “white-glove” delivery model that is supported by expert clinical teams in the field, which fulfilled over 43 million prescriptions in 2025 across customer and patient settings and types. Patients who receive our provider services average six chronic conditions per patient, and we delivered approximately 21 million hours of quality and compassionate care in 2025 to home health, hospice, rehab, and home care patients and clients. Combined, our daily pharmacy and provider services are delivered from and to approximately 7,700 office, clinic, and customer locations across the country, with over 465,000 patients serviced at any one time, including approximately 330,000 patients served in their homes at any one time.

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

Furthermore, scale is important in the industries and service areas that we participate in, for numerous reasons, including realizing economies of scale, for example in purchasing, technology, and related to fixed expenses, leveraging best practices and quality and operational oversight of the service lines, in payor contracting, being able to invest in attractive growth areas, and driving value through revenue, quality, and operational and cost synergies post acquisitions. Our service capabilities extend across all 50 states in the United States, with co-location of our pharmacy and provider services in 40 states. We deliver a higher proportion of services in select regions with favorable demographics and regulatory environments, with approximately 53% of our revenue in 10 states for the year ended December 31, 2025. Our services are organized and managed through two reportable segments: Pharmacy Solutions and Provider Services.

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

Pharmacy Solutions

We opportunistically provide pharmacy services when and where demanded and as required to customers and patients in their homes and communities, often in coordination with our provider services. The Company filled over 43 million prescriptions in 2025 from over 175 pharmacies across all 50 states, with services delivered to approximately 6,600 customer locations, approximately 73,000 individual or group homes, and over 410,000 patients, all through over 4,500 unique customer and payor contracts. Our leading pharmacy support across customer and patient settings is achieved through a focus on medication availability and reliability, cost containment, customer staff and patient support programs, clinical and regulatory education and support, and leading customer service. Infusion and Specialty Pharmacy prescriptions and Home and Community Pharmacy prescriptions have grown at more than 27% and 3%, respectively, from December 2024 to December 2025. We have a unique opportunity to increasingly provide more pharmacy services in the future to provider patients and patients transitioning across settings of care. Almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, which we have the opportunity to further address.

Pharmacy services are a universal need and ongoing connection point across medically complex populations. Our pharmacy services delivered into homes and community settings for complex patients are extremely different as compared to retail pharmacy, with more challenging customer and patient needs and service requirements. The average Senior fills approximately 52 medication prescriptions per year, while our average pharmacy patient is usually prescribed approximately nine medications at a given time, or at least two times more than the average Senior. As a result, medication appropriateness, accuracy, and adherence are critical points of emphasis for promoting the overall long-term health and well-being of patients. Non-adherence causes approximately 40% of chronic disease treatment failures and 125,000 deaths per year in the United States. Further, non-adherence costs $100 billion annually, according to the JAMDA study. We deliver on our goals with 99.99% order accuracy and 99.34% order completeness.

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

Infusion and Specialty Pharmacy

We provide infused, injectable, and oral medication services in the home and clinic focused on pharmaceutical therapies that require expert administration and high-touch clinical services to patients by our pharmacists, registered nursing staff, and patient support teams. Infusion therapy services are a specialty form of pharmaceuticals that involve the intravenous administration of higher-cost, specially-handled medications that treat a wide range of acute and chronic health conditions, including, for example, infections, auto-immune illnesses, multiple sclerosis, hemophilia, and nutritional deficiencies. Oral and injectable medication therapies for complex disease management treat oncology, neurology, dermatology, cardiology, immunology, inflammatory, rare and orphan, and other conditions. Within oncology, as one of the leading independent specialty pharmacies in the United States, our services encompass clinical coordination, patient education, protocol compliance, patient assistance with insurance access and outside funding, and timely delivery of medication. Our certified oncology pharmacists are available 24/7 to provide support for patients and caregivers while working in close coordination with their physicians.

Our customer service and quality metrics are in-line with, or better than, our peers, such as time-to-first-fill (4.1 day average turnaround time, which is significantly lower than the industry average of 8.5 day average turnaround time), overall MPR (92.4%, which is significantly higher than the generally accepted 80% threshold for compliance, which is also the threshold set forth in the Company’s Blue Cross Blue Shield guarantee), and infusion patient satisfaction scores (94.3%, which is in-line with the 95.6% national average). We offer value-add services including technology integrations and real-time analytics for both suppliers and payors. As a result of our unique capabilities in serving pharmaceutical manufacturers and biotech companies, we have exclusive or preferred relationships in specialty oncology drugs, as manufacturers select our pharmacy – exclusively or as part of a group of a few other pharmacies – to distribute and support their therapies in the market. We currently have 149 limited distribution oncology drugs in the market with an additional 18 still to launch. There are 4 exclusive and 16 ultra-narrow drugs with limited pharmacy access. Further, there are meaningful new opportunities, such as $90 billion expected by 2032 in pharmaceutical industry revenue from oncology drugs not yet launched, drugs that will become generic over the next five years, and over 415 drug therapies in Phase III in the Infusion and Specialty Pharmacy pipeline.

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

In addition to our very strong service delivery metrics, our pharmacy services and proprietary programs reduce drug costs to customers and patients, for example with a 99.95% generic efficiency rate (the percent of drugs dispensed as generic, when both brand and generic versions of a drug are available) and saving customers an average of $88 per therapeutic interchange. Our customers, supported by several thousand pharmacists, pharmacist consultants, and nurses, perform better than the national average, with our patients consistently outperforming non-patients on overall CMS quality measures. Moreover, we believe we have certain comparative strengths in this large and fragmented pharmacy market due to our large pharmacy scale – and associated drug purchasing capabilities and distribution reach–and robustness of proprietary and customized customer and patient support programs.

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

Provider Services

We deliver a variety of impactful and valuable provider services to high-need, chronic, and complex patients in home and community settings. Following the Community Living divestiture, these services consist of clinical and supportive care to approximately 16,000 Senior and Specialty populations today, with both census for Home Health Care services specifically, and rehab hours served, having grown approximately 9% and 12% from December 2024 to December 2025, respectively. While the clinical services that we provide have demonstrated attractive volume growth over the past several years, supportive care services have also demonstrated stability and growth due to the valuable nature of these services that address activities of daily living and social determinants of health. Many of our provider patients also receive their pharmacy services through the Company, which helps to optimize their pharmacy and medication care and needs, simplify their experience, and improve their satisfaction. Our patient personal care satisfaction score for provider services patients was 4.59 out of 5.0, per an internal survey. We believe there is greater opportunity to provide integrated services to all of our patients in the future, as almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, and, vice versa, many of the patients we serve in pharmacy have multiple provider service needs, including, for example, home-based primary care, home health, and rehab. To this end, the Company has endeavored to build out home-based primary care over the last several years to coordinate patient services.

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

On January 17, 2025, we entered into a purchase agreement with National Mentor Holding, Inc. to divest the Company's community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. The Company expects the divestiture to close in the first fiscal quarter of 2026, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while the Company focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payor mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment the Company’s expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require the Company's needed and valuable solutions, such as home health, rehab, primary care, and hospice. The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classifications as discontinued operations. The results of operations of Community Living are excluded from continuing operations in the Company's results of operations for the years ended December 31, 2025 and 2024.

Home Health Care

We provide patient-centric, highly skilled, and compassionate clinical care to Seniors and others in their homes. For Seniors and other patients recovering from surgery or illness or living with chronic diseases, we provide clinical home health care in the home. These services help patients avoid unnecessary hospitalizations, speed up recovery time, and allow people to stay and feel secure in their own homes, which they prefer. Over $40 billion in annual U.S. health care spending is attributed to hospital readmissions, and home health care can reduce 365-day post-discharge costs by more than $6,000 per patient, each per the American Journal of Medicine. We also provide physical, emotional, and spiritual comfort and support primarily for Senior patients with terminal illnesses and their families through our hospice services. Our services have also been shown to help manage end-of-life healthcare spending. Like patients receiving home health care, our interdisciplinary hospice teams tailor individualized plans for patients and their families based on a comprehensive understanding of their needs. Our hospice patients require important daily pharmacy support, which we deliver through our pharmacy services. We have a 9.4 HCI score, calculated using data from CMS provider reports for each of our providers, and we believe that our nurse-to-patient visit frequency and staffing ratio is well above industry averages, as demonstrated by the fact that across our hospice services, our average total visits per patient is 16.9 visits per month as compared to the national average of 15.6 visits per month. Additionally, on average, nursing visits per patient per month was 8.0 as compared to the national average of 7.2 visits per patient per month, which monthly average was based on a MedPac report in 2025. Additionally, for Seniors and others who require supportive care and activities of daily living support that address social determinants of health, including dietary and nutrition management and cognitive and social engagement, among others, we offer these daily or weekly services. We estimate that the average cost per day of supportive home care services is 90% less than hospital care, and as Medicare spends an average of three times more on older adults with functional limitations, we also believe that supportive care services will continue to become a focus for payors to help improve outcomes and delay or prevent unnecessary facility placement.

We are continuing to build out specialized and different primary care capabilities through our home-based primary care medical home model and platform, which we view as central to the future of optimizing patient management, including patient experiences, outcomes, and cost. Many adverse health and/or medication events can be prevented through better understanding patients’ health and risk factors by managing and treating them in the environment where they reside with primary care. In doing so, home-based primary care is more patient-centered and incorporates patients’ specific objectives and goals. Home-based primary care pro-actively addresses gaps in care and triages health events in-place, when possible, thus mitigating avoidable emergency room visits and hospitalizations. Home-based primary care coordinates care and resources for patients in pulling together previously disparate information and contact points into one place for more coordinated and informed patient care. Our primary care clinicians, including physicians we directly employ in certain states, optimize clinical and care decisions as they see and manage both Seniors and Behavioral (including I/DD) patients in senior living communities, in individual homes and in group homes, in skilled nursing and rehabilitation facilities, as well as through transitional care visits after patients leave hospitals or skilled nursing facilities. By engaging with patients more frequently and where they live, the Company’s home-based primary care can mitigate health issues before they escalate further and conduct many applicable treatments and procedures in a home or community setting. Our home-based primary care has delivered leading quality outcomes, including a hospital readmission rate 35% less than the national average and with acute, chronic, and complex patients served still able to spend 360 days per year at home, significantly more than the Healthy Days at Home study of 6.6 million Medicare beneficiaries found, which reported that beneficiaries with three or more chronic conditions spent, on average, 333.7 days at home. For I/DD patients, we have seen reductions in hospitalizations and readmissions of 44% and 84%, respectively, since beginning home-based primary care services.

In addition to many of our provider patients also receiving their pharmacy services from the Company, our patients often receive multiple in-home provider services from the Company to improve outcomes, including home-based primary care and home health or hospice and transitions from home health to hospice. In 2021, the Company implemented CCRx, which provides patients with a more coordinated experience and reduces risks through primary care expertise in the home soon after patient discharge and through optimized medication therapy management in an individual’s home. Within the last three years, the Company has built a Clinical (Nursing) Hub to be the contact and coordination point for patients, families, and their pharmacy and provider services. As more of our patients utilize the multiple needed services that they require and we provide, we pro-actively monitor patients and deploy triage tools through our Clinical (Nursing) Hub to address risks and optimize quality outcomes in real-time, particularly for higher risk patients. Within the Clinical (Nursing) Hub, we centralize on-call and tele-triage, perform high-risk patient monitoring and intervention, conduct “Aftercare” patient calls, and manage care coordination opportunities across the enterprise. We see significant potential for additional integrated care opportunities by leveraging our Home-Based Primary Care, CCRx, and Clinical (Nursing) Hub capabilities to support senior living communities, payors, our hospital partners and their patient discharges, and our skilled nursing and rehabilitation facility customers who alone discharge approximately 400,000 patients a year back into the community and their homes.

Rehab Care

Our Rehab Care services provide highly-skilled patient-centric clinical care to Senior and Specialty clients and patients living with age-related acute or chronic conditions, or recovering from a catastrophic neuro event (ABI/TBI or stroke) requiring intensive therapy. These services support individuals of all ages who need various forms of expert clinical care and therapy, including ABA therapies.

We provide specialized, highly-skilled, and custom-designed rehabilitation services, including physical, speech and occupational therapy and ABA, for clients and patients of all ages with a range of injuries and conditions, including brain and spinal cord injuries, stroke, pediatric neuro conditions, and autism. Our programs are principally administered in individuals’ homes and are predominantly based on individual support and clinical care plans designed to encourage greater independence and manage medical conditions.

Personal Care

Our Personal Care services provide home care support that assist with activities of daily living. These services allow Seniors who require long-term care and assistance with activities of daily living to maintain their independence at home with their families. These supportive care activities address social determinants of health, including dietary and nutrition management and cognitive and social engagement, among others, and we offer these daily or weekly services.

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

As a leading mission-driven and quality-focused health services organization, our employees are fundamental to our ability to maximize our impact in serving clients, patients, families, customers, referral sources and partners, and all healthcare stakeholders.

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

Operational Excellence

Operational excellence is a focus of our Company. It is a key aspect of our performance, and we believe it will be a driver of our continued growth. Our senior leadership’s attention to how we operate and manage our services and enterprise support functions is reflected in continuous improvement efforts in both volume and cost efficiency related areas for improved results. In field operations, processes and teams are empowered with clear strategies and goals and managed from the local level up through regions, with key enterprise functions such as finance and accounting, revenue cycle, information technology, quality, compliance, human resources, legal, payroll, accounts payable, communications, sales and marketing, and government relations working to support front-line and field employees and managers to be as knowledgeable and impactful as possible. In addition to large finance and human resources organizations, dedicated PMO, IMO, and Procurement teams have been in place for the last nine years and serve as control functions, as they evaluate opportunities, drive continuous improvement projects, and support the execution of critical initiatives across all business and enterprise functions in the Company.

Working collaboratively, these teams have a broad mandate and are empowered from the CEO office to support further growth and realize savings through new strategies to drive volume, people and culture enhancements, process improvements and operational efficiencies, synergy capture from acquisitions, and improved purchasing that leverages our scale. The implementation of our PMO-led continuous improvement program over the past nine years at the enterprise level has resulted in approximately $84.7 million of annual savings in 2025 (in addition to annual efficiencies and savings work throughout field operations) from improved processes and working smarter, and these efficiencies have been used to reinvest in employees (both existing employees through wages and benefits and new employees to support key strategies, innovation and infrastructure needs to further scale), quality, technology, and growth initiatives. Our cost initiatives have included various projects such as formulary product focus which then can lead to pricing improvements, delivery route optimization, and vehicle and mileage optimization among many other initiatives focused on reducing waste and improving costs in our network.

We have continued to make investments to improve the overall efficiency and workflow of our business and position ourselves for continued future growth. For example, investments in technology and information systems to support our businesses in recent years have included new and improved EMR and ERP systems across different pharmacy and provider services for continued usability improvements, quality objectives, sales and marketing strategies, enabling mobile and electronic visit verification, implementation of daily pay and other employee support applications, and enhancements to financial, revenue cycle, recruiting and training systems. Our cloud-based data lake (storage) and business intelligence (analytics) capabilities are now a single digital platform and set up to feed real-time quality, operational, and financial metrics tracking across the Company. We continue to explore and invest in automated technologies that are bringing additional efficiency and effectiveness in our processes.

In 2020, we also completed the implementation of a financial systems transformation, including the implementation of Oracle Fusion and a new budgeting and forecasting system. Continued enhancements in revenue cycle systems and processes have included a new accounts receivable collections system to prioritize accounts and team activity and drive DSOs, implementation of our “One Touch” billing and collections program in pharmacy (to comparatively outperform for customers in a complicated industry billing environment using dedicated billing specialists assigned to facilities to proactively lower costs and optimize customer experiences), lockbox capability, and online bill pay. Employee and vendor initiatives have included payroll and accounts payable systems enhancements and conversions to automate field and people processes, a new enterprise recruiting, hiring and onboarding system, enhanced training systems and programs, introduction of an employee App, or OutReach, that also includes capability for employees to receive daily pay, and a new enterprise travel system to implement policy controls and bulk purchasing for better rates. In turn, we have continued to refine and leverage our scale with IT infrastructure consolidations and efficiencies and ongoing IT security investments in support of enterprise systems and data. Moreover, the Company is on a course to digitize as much information as possible and to automate all relevant processes and tasks possible, and we continue to identify opportunities to take advantage of robotic process automation, a discipline we introduced into the Company that has resulted in the automation of many rote, manual processes, saving time and freeing up employees for higher value-add activities.

Quality and compliance are central to our strategies and mission. We have demonstrated leading and excellent service and customer/patient/family satisfaction scores across the organization, as referenced in prior and other sections of this Annual Report on Form 10-K. We continue to invest in quality and compliance resources with 208 enterprise oversight quality and compliance team members, who conduct approximately 350 additional, deep, and next-level audits annually, in addition to ongoing audits at the field operations level. This team also completes monthly record reviews of patient charts, leveraging electronic health records. We have over 550 pharmacies, branches/agencies, and service locations operated by agencies accredited by the leading national and third-party accreditation bodies, including ACHC, CHAP, Joint Commission, CARF, NABP, URAC, and BHCOE. The strength of our quality outcomes has also been validated in over thirty peer-reviewed scientific publications and presentations, and our work has been cited by other authors 122 times.

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

Our Competition

The U.S. healthcare industry in which we operate is highly competitive. We compete with a broad and diverse set of businesses spanning both pharmacy and provider services. We operate in a highly competitive industry as well. Within our markets, we compete with businesses spanning both pharmacy and provider services markets. In our Pharmacy Solutions segment, we compete with local, regional, and national pharmacies. While no other company singularly competes with us across all of our pharmacy customers and patients, on a nationwide basis we compete with several companies depending on the patient type and related service offering. In our infusion and specialty pharmacy services, we compete in the large and fragmented home infusion and specialty pharmacy markets including Option Care Health, Inc., Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a unit of Cigna), Optum Specialty Pharmacy (a subsidiary of OptumRx, which is a unit of the UnitedHealth Group), and various regional and local providers. In our home and community pharmacy services, owners of senior living and skilled nursing and rehabilitation facilities may also provide pharmacy (and provider) services, and on a nationwide basis we compete with Omnicare, Inc., a division of CVS Health, and several others. In our Pharmacy Solutions segment, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is robust. The inability to attract, retain, or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future would have a material adverse impact on us. In our Provider Services segment, we also compete for physicians, nurse practitioners, physician assistants, nurses, therapists, and other medical and non-medical personnel that we directly employ to provide healthcare services for our patients and to provide licensed medical services. We face significant competition in attracting and retaining these qualified providers.

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

We have continued to invest in the leadership and personnel of our development teams across the organization by growing the number of team resources and broadening their geographic coverage, rolling out new and updated training curriculum and programs, and optimizing the use of time through targeting analytics. We have a specialized team of trade professionals that work with pharmaceutical manufacturers to understand their needs and pipeline of limited distribution drugs and construct programs to optimize the distribution, support, and usage of their products. We augment these teams through marketing resources that provide optimized educational content and tools and develop and manage market-specific education events and digital content and lead generation. We utilize customer relationship management, or CRM, technology tools to plan, track, and manage initiatives, activities, and results across teams. We have built an inside team to outreach and educate our target industries and who works in close coordination with the development and marketing teams. Our centralized communications team catalogues and publishes important ongoing news and events, as well as client/patient testimonials, and quality results and white papers, which have been published in many peer-reviewed journals. We also have a dedicated function in the organization that educates and advocates with policymakers at a higher level in partnership with industry associations and advocates, as champions for our clients/patients and employees.

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

Our Payors

We are reimbursed for substantially all of our services by federal, state, and local government programs, such as Medicare, including Medicare Part D, and Medicaid state programs, MCOs and other state agencies. In addition, we are reimbursed by commercial insurance, PBMs, and private pay consumers. Our pharmacy services are also reimbursed directly by some skilled nursing and rehabilitation facilities, hospice providers, hospitals, and other provider customers. Depending on the type of service, coverage for services may be predicated on a case manager, physician or nurse determination that the care is necessary or on the development of a plan for care in the home.

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

For our patients and clients that receive certain home health benefits, effective January 1, 2020, CMS transitioned to 30-day periods of care within each 60-day certification of patient eligibility period and implemented the Patient-Driven Groupings Model, or PDGM, as the payment model for services provided to Medicare patients with dates of service on or after January 1, 2020. The PDGM replaced the case-mix system, which used the number of visits to determine payment, and classified patients based on clinical characteristics. The intent of the PDGM is to shift toward a value-based payment system and remove the incentive to overprovide care. CMS updates the Home Health Prospective Payment System, or HH PPS, payment rates each calendar year. For calendar year 2025, HH PPS rates increased by 2.7%, which reflects a 3.2% market basket update, reduced by a multifactor productivity adjustment of 0.5% as well as permanent adjustments through authority CMS retains to achieve budget neutrality of the new PDGM system through calendar year 2026. Home health providers that do not comply with quality data reporting requirements are subject to a 2 percentage point reduction to their market basket update.

Our Medicare beneficiaries who have a terminal illness and a life expectancy of six months or less may elect to receive hospice benefits in lieu of standard Medicare coverage for treatment. Hospice services are paid by Medicare as a daily rate for each day a patient is enrolled in the hospice benefit. Hospice payment rates increased by 2.6% for federal fiscal year 2026, which reflects a 3.3% market basket update with a 0.7% productivity reduction. CMS requires various providers, including hospice providers, to submit quality reporting data each year. Hospices that do not satisfy quality reporting requirements are subject to a 2 percentage point reduction to the market basket percentage update. Additionally, hospice companies are subject to two specific Medicare payment caps each hospice cap year (November 1 - October 31): the inpatient cap and the aggregate cap. The inpatient cap limits the number of inpatient care days (general inpatient and inpatient respite) for Medicare patients to no more than 20% of the total days of hospice care furnished to Medicare patients during the cap year. If a hospice exceeds the number of allowable inpatient care days, the hospice must refund any amounts received for inpatient care that exceed the total of: (i) the product of the total reimbursement paid to the hospice for inpatient care multiplied by the ratio of the maximum number of allowable inpatient days to the actual number of inpatient care days furnished by the hospice to Medicare patients; and (ii) the product of the number of actual inpatient days in excess of the limitation multiplied by the routine home care rate. The aggregate cap, which is calculated each federal fiscal year, limits the amount of Medicare reimbursement a hospice may receive based on an annual per-beneficiary cap amount and the number of Medicare patients served. If a hospice’s Medicare payments exceed its aggregate cap, it must repay Medicare for the excess amount. In federal fiscal years 2025 and 2026, the aggregate caps are $34,465.34 and $35,361.44, respectively.

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

Supply

In our Pharmacy Solutions segment, we have purchased some of the generic and brand pharmaceuticals that we dispense through wholesaler and GPO agreements. In certain situations, we also purchase branded and generic pharmaceuticals directly from drug manufacturers. We have a sizable and experienced centralized procurement team that oversees inventory management and coordinates all purchasing across suppliers and vendors across the organization to leverage our scale and ensure optimal and cost-effective products.

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

Employees and Human Capital Resources

As a leading mission-driven and quality-focused health services organization, our valued employees are fundamental to our ability to maximize the Company’s impact in serving clients, patients, families, customers, referrals sources and partners, and all healthcare stakeholders. Focusing on the interests and development of our employees is a top priority, and our ability to attract and retain compassionate and skilled caregivers and pharmacy professionals, as well as talented functional and managerial staff, is fundamental to our future. We believe the team we have built across the Company, including managers and our dedicated clinicians, caregivers, employees, managers, and leaders, are the critical elements that have enabled us to build an industry leading and differentiated healthcare platform. We have approximately 500 human resources professionals in the Company supporting our businesses and enterprise functions, in groups and teams spanning recruiting, learning, training, organizational development, compensation and benefits, leadership development, M&A integration, employee relations, HR compliance, HR information technology, and generalist HR activities and business partners.

A key strategy of the Company is effectively recruiting, attracting, onboarding, and retaining well-qualified and motivated employees. We use a comprehensive mix of initiatives and tactics to accomplish this, including traditional recruiting resources, traditional media, community events, open houses, job fairs, mailings, digital media candidate lead generation, targeted outreach, and partnerships with job boards, colleges, and non-profits. We continue to focus on the hiring, onboarding, and training process to make it as streamlined and meaningful as possible, while also evaluating and implementing the most up-to-date technology assisted solutions, including those driven by AI. Our LEGACY culture and core behaviors focus on fostering good environments for our employees, healthy communication through real time feedback and collaboration, and positive attitudes and actions that are routinely recognized and rewarded by peers and leaders. As a result, our retention rates across our Company have continued to improve year-over-year. For example, we have had approximately 70% retention of clinical positions in home health care, hospice care, and rehab care from December 31, 2024 to December 31, 2025.

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

As of December 31, 2025, we had over 23,500 full-time equivalent employees at the Company. Approximately 3,500 full-time equivalent employees are represented by labor unions. We maintain strong working relationships with these organizations, and we have numerous collective bargaining agreements in place, which are renegotiated from time to time. See “Risk Factors—Risks Related to Our Business—Our business may be harmed by labor relation matters.”

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

Federal criminal penalties for the violation of the Anti-Kickback Statute include imprisonment, fines, and exclusion of the provider from future participation in federal healthcare programs, including Medicare and Medicaid. Violations of the Anti-Kickback Statute are punishable by imprisonment for up to ten years, criminal fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid, and other federal healthcare programs for a minimum of five years in the case of criminal conviction. Civil penalties for violation of the Anti-Kickback Statute include up to $127,973 in monetary penalties per violation, repayments of up to three times the amount of the remuneration between the parties and potential exclusion from participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals.

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

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $29,899 for each service arising out of the prohibited referral, a civil penalty of up to $199,338 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for liability under the False Claims Act, as discussed below. If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by us that violate the Stark Law, we would be subject to the penalties described above.

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
•
conspires to commit the above acts.
•
Under the False Claims Act, private parties can also bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

The penalties for a violation of the False Claims Act range from $5,500 to $11,000 (periodically adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. The Department of Justice has adjusted the per claim penalty range from $14,308 to $28,619 for penalties assessed after July 3, 2025, so long as the underlying conduct occurred after November 2, 2015. Healthcare providers often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement, or corporate integrity agreement. Given the significant size of actual and potential settlements for violations under the False Claims Act, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with healthcare reimbursement rules and fraud and abuse laws.

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

Corporate Practice of Medicine and Fee-Splitting Laws

Some of the states in which we currently operate have laws that prohibit business entities, such as us, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities are generally referred to as the corporate practice of medicine). These prohibitions on the corporate practice of medicine are intended to prevent unlicensed persons from interfering with the practice of medicine by licensed physicians or interfering with the independent professional judgment of physicians as it pertains to treatment and related clinical matters. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services. Fee-splitting, which describes the practice of professionals splitting their professional fees with a non-professional or other unlicensed person or an entity owned by an unlicensed person, is also prohibited in some jurisdictions. In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibitions are a matter of judicial or regulatory interpretation. Some of the relevant laws, regulations and agency guidance in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretations, which are often sparse and not fully developed, complicating compliance efforts. While we endeavor to comply with state corporate practice of medicine laws and frequently engage outside counsel to conduct state analyses in each state in which we operate, the laws and regulations in these areas are complex, changing, and often subject to varying interpretations. For example, in states where the corporate practice of medicine is prohibited, we endeavor to comply with applicable state laws by entering into certain contractual relationships, such as management services agreements, whereby licensed medical practices employ licensed professionals to provide licensed services to our patients and residents.

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

Corporate and Available Information

Through our predecessors, we commenced operations in 1974 and have grown organically and through acquisitions. We were incorporated in Delaware on July 19, 2017, as Phoenix Parent Holdings Inc., in connection with KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica Corporation, which was completed in December 2017. In March 2019, we acquired BrightSpring Health Holdings Corp. and its subsidiaries. We changed our name to BrightSpring Health Services, Inc. in May 2021. We completed our initial public offering (“IPO”) in January 2024 and our common stock is listed on the Nasdaq Global Select Market under the symbol “BTSG”.

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

The U.S. healthcare industry in which we operate is highly competitive. We compete with a broad and diverse set of services spanning both pharmacy and provider services. In our Pharmacy Solutions segment, the competition for the distribution of pharmaceuticals to patients and also to healthcare facilities is intense. In our Provider Services segment, we compete with local, regional, and national providers of home health, hospice, rehab therapy, personal, primary care and behavioral health services in each of the geographical areas in which we operate. In each geographic market, there are national, regional, and local pharmacies and providers that provide services comparable to those offered by our Pharmacy Solutions and Provider Services segments. For example, owners of skilled nursing facilities are entering the facility-based pharmacy market, particularly in areas of their geographic concentration. We also compete in the large and highly fragmented hospice, infusion, and specialty pharmacy markets. Failure to compete effectively could have a material adverse effect on our market share, business, financial condition, and results of operations.

We compete based on the availability of personnel, the quality of services, expertise of clinicians, caregivers, pharmacists, and pharmacy professionals, and in certain instances, on the price of our services. Some of our competitors may have greater financial, technical, and marketing resources, name recognition, or a larger number of patients and payors than we do. Often our contracts with payors are not exclusive, and local competitors may develop strategic relationships with referral sources and payors, limiting our ability to retain referrals and payors in local markets. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise interfere with the ability of managed care companies to contract with us. We may experience increased competition for managed care contracts due to state regulation and limitations. These competitive advantages could result in pricing pressures, loss of, or failure to gain market share, or loss of patients or payors, any of which could harm our business. In addition, our competitors may offer more services than we do in the markets in which we operate, introduce new or enhanced services that we do not provide, or be viewed by consumers as a more desirable local alternative. This, in combination with industry consolidation and the development of strategic relationships by our competitors (including mergers of competitors with each other and with insurers), could cause a decline in revenue, loss of market acceptance of our services or a negative impact on our results of operations. In addition, some of our competitors have vertically integrated business models with commercial payors, or are under common control with, or owned by, pharmaceutical wholesalers and distributors, Managed Care Organizations, or MCOs, Pharmacy Benefit managers, or PBMs, or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. Consequently, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products.

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

Our success is heavily dependent on referrals from physicians, hospitals, long-term care facilities, other institutional healthcare providers, and other sources in the communities we serve, such as case managers and placement agencies, and on our ability to maintain good relationships with these referral sources. Our referral sources are not, and cannot be, obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depend, in part, on our ability to establish and maintain close working relationships with these patient referral sources, comply with applicable laws with respect to such relationships, and to increase awareness and acceptance of the benefits of our home and community health provider services and pharmaceutical solutions by our referral sources and their patients. Many of our referral sources are becoming increasingly focused on finding quality services. If we should fail to attain our quality goals, we expect our ability to generate referrals would be adversely impacted. Our ability to attract and retain referral sources could also be adversely affected if we fail to provide or maintain a reputation for providing cost-effective care as compared to other providers in the same geographic area or if our reputation is affected by negative publicity, including adverse media related to staffing shortages, the quality of care, the failure to provide care, inadequate training, incidents at our facilities, employee misconduct, and inadequate conditions at our facilities. If we lose, or fail to maintain, existing relationships or fail to develop new referral relationships or if we are perceived by our referral sources for any reason as not providing high quality or cost-effective patient care and solutions, our patient volumes and the quality of our patient mix could suffer, and our revenue and profitability could decline.

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

Additionally, CMS changed the Home Health Prospective Payment System case-mix adjustment methodology through the use of a Patient-Driven Groupings Model, or PDGM, for home health payments. This change was implemented on January 1, 2020, and also includes a change in the unit of payment from a 60-day payment period to a 30-day payment period and eliminates the use of therapy visits in the determination of payments. While the changes were intended to be implemented in a budget-neutral manner to the industry, the ultimate impact varied by provider based on factors including patient mix and admission source. Additionally, in arriving at the rate that is budget-neutral, CMS made assumptions about behavioral changes that resulted in reductions in reimbursement and a lack of clarity in methodology application.

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

Third-party healthcare payors, such as federal and state governments, insurance companies and employers, have undertaken, and will likely continue to undertake, cost containment initiatives. As part of the efforts, such payors are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk relating to paying for care provided, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other third-party payors to continue, potentially reducing the payments we receive for our services. For example, the Medicaid Integrity Program is increasing its scrutiny of Medicaid providers and reimbursements received through the program, which could result in recoupments of alleged overpayments. Similarly, private third-party payors also engage in post-payment audits which can result in recoupments. Additionally, private third-party payors may be successful in negotiating reduced reimbursement schedules for our services. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreements with private insurance organizations or government funded programs, reduction, or elimination of payments or an increase in the payments at a rate that is less than the increase in our costs, or other factors affecting payments for healthcare services over which we have no control, could have a material adverse effect on our business, financial condition, results of operations, and prospects. Further, we cannot assure you that our services will be considered cost-effective by third-party payors, that third-party payor reimbursement will continue to be available or that changes to third-party payor reimbursement policies will not have a material adverse effect on our ability to provide our services on a profitable basis, if at all.

In addition, certain third parties, known as conveners, offer patient placement and care transition services to managed care companies, Medicare Advantage plans, bundled payment participants, Accountable Care Organizations, or ACOs, and other healthcare providers as part of an effort to manage costs. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher cost settings altogether or move as soon as practicable to lower-cost settings. However, conveners are not healthcare providers and may suggest a setting or duration of care that may not be appropriate from a clinical perspective. Efforts by conveners to avoid our care settings or suggest shorter lengths of stay in our care settings could have a material adverse effect on our business, financial condition and results of operations.

The implementation of alternative payment models and the transition of Medicaid and Medicare beneficiaries to managed care organizations may limit our market share and could adversely affect our revenues.

Many government and commercial payors are transitioning providers to alternative payment models that are designed to promote cost-efficiency, quality, and coordination of care. For example, ACOs, incentivize hospitals, physician groups, and other providers to organize and coordinate patient care while reducing unnecessary costs. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. Pursuant to the ACA, CMS has established several separate ACO programs, the largest of which is the Medicare Shared Savings Program, or MSSP, for care provided to Medicare fee-for-service beneficiaries. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. For example, the ACO REACH program has meaningful changes for performance year 2026 then is being transitioned to a new program at the end of 2026. Other value-based models by CMS have been terminated early. Several states have implemented, or plan to implement, accountable care models for their Medicaid populations. Eligible providers, hospitals, and suppliers may participate by creating, participating in or contracting with an ACO. If we are not included in these programs, or if ACOs establish programs that overlap with our services, we are at risk for losing market share, including a loss of our current business.

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

Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. We rely on third parties with whom we contract to pass along the savings to us, which can be the subject of dispute or financial ability of our contract partner to make payment, among others. We may incur additional expenses in an effort to comply with additional and changing quality reporting requirements. The first performance year of the value-based purchasing program affecting home health providers began on January 1, 2023, and the model has been expanded to all 50 states. Under the expanded program, home health agencies receive payment bonuses or penalties based on their achievement of specified performance measures, relative to their peers’ performance. Performance on these quality measures in a specified year (performance year) impacts payment adjustments in a later year. Additionally, commercial payors have expressed intent to shift toward value-based reimbursement arrangements. Government and commercial payors’ implementation of value-based purchasing requirements could have a material adverse effect on our business, financial condition, and results of operations.

The ACA resulted in the establishment of various demonstration projects and Medicaid programs under which states may apply to test new or existing approaches to payment and delivery of Medicaid benefits. For example, CMS launched a home health agency pre-claim review demonstration project that runs through 2029 called the Review Choice Demonstration, or RCD, for Home Health Services. RCD is intended to assist in developing improved procedures to identify and prevent fraud and is limited to home health agencies in six states: Illinois, Ohio, North Carolina, Florida, Oklahoma and Texas. Home health agencies in these states have three options for initial review: pre-claim review of all claims, post-payment review of all claims, or minimal post-payment review with a 25% payment reduction for all home health services. Home health agencies that maintain pre-claim review affirmation rate or post-payment review approval rate of 90% or greater will be eligible for additional, less burdensome options for subsequent review. Compliance with this process has resulted in increased administrative costs and delays in reimbursement for home health services in the states subject to the demonstration. These delays could materially adversely affect our working capital and negatively affect our operations in these states.

While participation in such APMs, including ACOs, has historically been voluntary, CMS and certain other payers have indicated that participation in future programs may be required, and any changes to or elimination of VBC arrangements by CMS or other payers could have a material adverse effect on our business, results of operations, financial condition and cash flows. While we believe we are well-positioned to compete in a value-based reimbursement environment and facilitate the transition from FFS models to VBC arrangements, it is unclear whether VBC arrangements will ultimately achieve their aims and whether they will decrease aggregate reimbursement. As such, we cannot predict at this time what effect alternative payment models may have on our Company. If we perform at a level below the outcomes demonstrated by our competitors, fail to satisfy quality data reporting requirements, are unable to meet or exceed quality performance standards under any applicable value-based purchasing program, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts and we may owe repayments to payors, which could materially adversely impact our business, financial condition, and results of operations. Additionally, our reputation may be affected by negative press, including adverse media related to staffing shortages, the quality of care, the failure to provide care, inadequate training, incidents at our facilities, and inadequate conditions at our facilities, which could materially adversely impact our business.

We may be similarly impacted by increased enrollment of Medicare and Medicaid beneficiaries in managed care plans, shifting away from traditional fee-for-service models. Under a managed Medicare plan, also known as Medicare Advantage, the federal government contracts with private health insurers to provide Medicare benefits and the insurers may choose to offer supplemental benefits. More than half of all Medicare beneficiaries were enrolled in a Medicare Advantage plan as of January 2025, a figure that continues to grow. CMS allows Medicare Advantage plans to offer certain personal care services as a supplemental benefit. Enrollment in managed Medicaid plans is also growing, as states are increasingly relying on Managed Care Organizations, or MCOs to deliver Medicaid program services as a strategy to control costs and manage resources. Managed care contracts typically permit the payor to terminate the contract without cause, on very short notice, typically 60 days, which can provide payors leverage to reduce volume or obtain favorable pricing. We cannot assure you that we will be successful in our efforts to be included in managed plan networks, that we will be able to secure or maintain favorable contracts with all or some of the MCOs, that our reimbursement under these programs will remain at current levels, that the authorizations for services will remain at current levels or that our profitability will remain at levels consistent with past performance. In addition, operational processes may not be well-defined as a state transitions Medicaid recipients to managed care. For example, membership, new referrals, and the related authorization for services to be provided may be delayed, which may result in delays in service delivery to consumers or in payment for services rendered. Difficulties with operational processes associated with new managed care contracts may negatively affect our revenue, cash flow, and profitability for services provided.

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
•
inflation in the price of drugs.

In addition, increased utilization of generic drugs has resulted in pressure to decrease reimbursement payments to facility-based, hospice, retail, and specialty pharmacies for generic drugs, causing a reduction in our margins on sales of generic drugs. Contracts and fee schedules in the prescription drug industry, including our contracts with various payors and fee schedules under state Medicaid programs, generally use certain published benchmarks, including Average Wholesale Price, or AWP, or Wholesale Acquisition Cost, or WAC, to establish pricing for prescription drugs. Future changes to the use of AWP, WAC or to other published pricing benchmarks used to establish drug pricing, including changes in the basis for calculating reimbursement by federal and state healthcare programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs, the reimbursement we receive from our PBMs, clients, and other payors, and/or our ability to negotiate rebates and/or discounts with drug manufacturers and wholesalers. Numerous proposals at the federal level propose capping drug costs which could impact our business. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have a material adverse effect on our operating results. Additionally, any future changes in drug prices could be significantly different than our projections. We cannot predict the effect of these possible changes on our businesses.

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

Furthermore, Medicare Part D has resulted in increased utilization of prescription medications and puts pressure on our gross margin rates in our Pharmacy Solutions segment due to regulatory and competitive pressures. As a result of the ACA and changes to the retiree drug subsidy rules, clients of our PBM business could decide to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from growth of our Medicare Part D products. For example, in November 2020, the HHS released the Rebate Rule, which eliminates the regulatory safe harbor from prosecution under the Anti-Kickback Statute for rebates from pharmaceutical companies to PBMs in Medicare Part D and in Medicaid MCOs, replacing it with two more narrow safe harbors designed to directly benefit patients with high out-of-pocket costs and to change the way PBMs are compensated. The rule has experienced several delays in implementation, with the Inflation Reduction Act most recently delaying implementation of the rule until January 1, 2032.

There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturers’ patient assistance programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032, the implementation of the HHS Rebate Rule that would have limited the fees that pharmacy benefit managers can charge. Price caps on an initial 10 Part D drugs went into effect on January 1, 2026 and it is too soon to know the full impacts of the IRA. See “—Risks Related to Our Regulatory Framework—If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business may be harmed.”

Changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results.

We have contractual relationships with pharmaceutical manufacturers, wholesalers, and distributors to purchase the pharmaceuticals that we dispense. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new pharmaceuticals, we must maintain a good working relationship with these suppliers. Most of the manufacturers we contract directly with have the right to cancel their supply contracts with us without cause and after giving only minimal notice. In addition, these agreements may allow the manufacturers to distribute through channels other than us. Certain of these agreements also allow pricing and other terms to be adjusted periodically for changing market conditions or required service levels. We may be unable to renew contracts with our suppliers on favorable terms or at all. Any changes to these relationships, including, but not limited to, the loss of a supplier relationship or changes in (or inability to change) pricing, could have an adverse effect on our business and financial results. Many products dispensed by our pharmacies are manufactured with ingredients that are susceptible to supply shortages. Our suppliers are independent entities subject to their own operational and financial risks that are outside our control. If our current suppliers were to stop selling drugs to us or delay delivery, including as a result of supply shortages, production disruptions, quality issues, closing, or bankruptcies of our suppliers, or for other reasons, we may be unable to procure alternatives from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Should a supply disruption result in the inability to obtain pharmaceutical solutions necessary for patient care, our business, financial condition, and results of operations could be negatively impacted.

Some pharmaceutical manufacturers, wholesalers, and/or distributors attempt to limit the number of preferred pharmacies that may market certain of their products. We cannot provide assurance that we will be selected and retained as a preferred pharmacy or can remain a preferred pharmacy to market these products. We cannot provide assurance that we will be able to compete effectively with other providers to dispense each of our core products. Consolidation within the drug manufacturing industry and other external factors may enhance the ability of suppliers to sustain or increase pricing of drugs and diminish our ability to negotiate reduced drug acquisition costs. Any inability to offset increased brand name or generic drug acquisition costs or to modify our activities to lessen the financial impact of such increased costs could have a significant adverse effect on our operating results. We receive certain discounts, rebates, and other price concessions from suppliers. If such agreements were to terminate or if we were to otherwise lose our right to participate in such agreements, we may not be able to replace such arrangements to purchase pharmaceutical products and services at similarly favorable prices or at all. There can be no assurance that any changes in legislation or regulations, or the interpretation or application of current law, that would eliminate or significantly reduce the discounts, rebates, and other price concessions that we receive from suppliers or that would otherwise impact payment available for drugs under federal or state healthcare programs will not have a material adverse impact on our business, financial condition, and results of operations.

The pipeline of new drugs includes many products that over the long term may replace older, more expensive therapies. As a result of such older drugs losing patent protection and being replaced by generic substitutes, new and less expensive delivery methods or additional products may be added to a therapeutic class, thereby increasing price competition in that therapeutic category.

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

We are subject to a risk of work stoppages and other labor relations matters because our hourly workforce in some states is highly unionized. We have numerous agreements with various different unions, and we have a national partnership agreement with the SEIU, which are renegotiated from time to time. We may also negotiate Memoranda of Understanding to amend these collective bargaining agreements when we receive increases in our rates from various state agencies. Upon expiration of these collective bargaining agreements, we may not be able to negotiate labor agreements on satisfactory terms with these labor unions. A strike, work stoppage or other slowdown could result in a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business.

Because we are limited in our ability to control reimbursement rates received for our services, our business could be materially adversely affected if we are not able to maintain or reduce our costs to provide such services.

We receive fixed payments at predetermined reimbursement rates established through federal and state legislation from Medicare and Medicaid, our most significant payors, for our services. Consequently, our profitability largely depends upon our ability to manage the costs of providing these services. We cannot be assured that reimbursement payments under Medicare and Medicaid will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Commercial payors such as managed care organizations and private health insurance programs generally reimburse us for the services rendered to insured patients based upon contractually determined rates. Additionally, private payor rates are difficult for us to negotiate as such payors are under pressure to reduce their own costs. In addition, our profitability may be adversely affected by any efforts of our suppliers to shift healthcare costs by increasing the net prices on the products we obtain from them. Increases in operating costs, such as labor and supply costs, without a compensating increase in reimbursement rates, could have a material adverse effect on our business. In addition, cost pressures resulting from the use of more expensive forms of palliative care, including drugs and drug delivery systems, could negatively impact our profitability. As a result, we have sought to manage our costs in order to achieve a desired level of profitability including, but not limited to, centralization of various processes, the use of technology, and management of the number of employees utilized. If we are not able to streamline our processes and reduce our costs, our business, financial condition, and results of operations could be materially adversely affected.

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

Our growth strategy is partially dependent upon our ability to identify and successfully complete acquisitions, joint ventures, and other strategic initiatives, including the pending sale of our Community Living business, as well as organic growth. Any failure by us to manage or integrate acquisitions, divestitures, and other significant transactions successfully, or to organically grow our business, may have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions are a key strategic advantage and value creation driver for us. We regularly evaluate opportunities to acquire other companies and have undertaken, and may in the future undertake, strategic, and accretive acquisitions. We face competition for acquisition and joint venture candidates, which may limit the number of acquisition and joint venture opportunities available to us or lead to the payment of higher prices for our acquisitions and joint ventures. In addition, federal and state laws or regulations (such as antitrust laws) as well as changes in federal and state laws or regulations may materially adversely impact our ability to acquire businesses. For example, CMS has adopted a regulation known as the “36 Month Rule” that is applicable to home health agency acquisitions, which subject to certain exceptions, prohibits buyers of home health agencies that either enrolled in Medicare or underwent a change in ownership fewer than 36 months prior to the acquisition date, from assuming the Medicare billing privileges of the acquired home health agency. Instead, the acquired home health agencies must enroll as new providers with Medicare which may cause significant Medicare billing delays. As a result, the 36 Month Rule may further increase competition for acquisition targets that are not subject to the rule. We cannot assure you that we will successfully identify suitable acquisition candidates, obtain financing for such acquisitions, if necessary, consummate such potential acquisitions or efficiently integrate any acquired entities or successfully expand into new markets as a result of our acquisitions. If we are unable to successfully execute on such a strategy in the future, our future growth could be limited.

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

Upon consummation of an acquisition, the integration process could divert the attention of management, and any difficulties or problems encountered in the transition process could have a material adverse effect on our business, financial condition, or results of operations. In particular, the integration process may temporarily redirect resources previously focused on reducing cost of services, resulting in lower gross profits in relation to revenues. The process of combining companies could cause the interruption of, or a loss of momentum in, the activities of the respective businesses, which could have an adverse effect on their combined operations. Additionally, in some acquisitions, we may have to renegotiate, or risk losing, one or more third-party payor contracts. We may also be unable to immediately collect the accounts receivable of an acquired entity while we align the payors’ payment systems and accounts with our own systems, and may have difficulties in recouping partial episode payments and other types of misdirected payments for services from previous owners. Certain transactions can require licensure and/or Medicare and Medicaid enrollment changes which, in turn, may result in disruptions in payment for services, and in some cases an inability to bill and generate revenue for post-acquisition services for a period of time.

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

In addition to our acquisition growth strategy, we seek opportunities for increasing revenue from our existing operations through organic growth, such as applying for certificates of need, or CONs, in certain jurisdictions in our home health and hospice businesses which is a hyper-competitive process and can be difficult to obtain. We may not be able to successfully execute our organic growth strategies. Certain of our organic growth strategies may involve risks and uncertainties similar to those for our acquisition strategy. See above. In addition, we may not be able to expand the services into the new location, we may not be able to attract referrals to that new location, we may not be able to execute new contractual arrangements with patients and referral sources, and we may not accurately project organic growth performance, including projections of revenue, operating expenses, and margins.

The sale of our Community Living business may not occur on the terms agreed to by the parties, in the expected time frame, or at all and, as a result, could adversely affect the Company’s business and financial condition.

As previously disclosed, on January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc., or Sevita, to divest the Company's Community Living business for $835 million, subject to typical adjustments for working capital and other customary items. The Company expects the divestiture to close in the first fiscal quarter of 2026. The sale is subject to customary closing conditions, including Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust laws and other laws (such as the State of California Office of Healthcare Affordability requiring a cost and market impact review). On January 30, 2026 the Federal Trade Commission issued a press release that describes the proposed agreed upon order where the parties agreed to divest certain facilities in exchange for FTC approval (which is currently in the public comment period).. The Company may not receive the required approval and other clearances for the transaction, or they may not be received in a timely manner. If such approvals are received, they may impose terms, conditions or restrictions that may cause a failure of the closing conditions set forth in the purchase agreement or that could have a detrimental impact on the Company following completion of the transaction. A substantial delay in obtaining the required authorizations, approvals or consents or the imposition of unfavorable terms, conditions or restrictions could prevent the completion of the sale, and government authorities could seek to block or challenge the transaction as they deem necessary or desirable in the public interest.

While we believe the sale will result in increased strategic focus, operational efficiencies, a refined payor mix, and greater clinical integration and business synergy across the Provider Services segment, no assurances can be made that these impacts will occur. If the transaction fails to close, the Company’s business and financial condition may be adversely affected and we may continue to be responsible for any transaction costs incurred.

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

Many of our service users have complex medical conditions or special needs, are vulnerable, and often require a substantial level of care and supervision. There is a risk that one or more service users could be harmed by one or more of our employees, workforce members, or other service users, either intentionally, by accident, or through negligence, neglect, error, poor performance, mistreatment, failure to provide proper care or medication or carry out physician’s orders, failure to properly document or monitor or report information, failure to address risks to service users’ health or safety, failure to maintain appropriate staffing, failure to implement appropriate interventions or other actions or inaction. Employees and workforce members have engaged in conduct (including failing to take action) that has impacted, and may in the future engage in conduct that impacts, our service users or their health, safety, welfare, or clinical treatment. Further, individuals cared for by us have in the past engaged, and may in the future engage, in behavior that results in harm to themselves, our employees or workforce members or to one or more other individuals, including members of the public and other service users. In addition, we have experienced staff shortages and if we experience staff shortages, or are unable to meet any applicable regulatory staffing requirements, it could impact our quality of care. In the past, regulators have taken measures against certain of our facilities and locations as a result of non-compliance with applicable laws and regulations (for example, admissions bans) and may do so in the future. In addition, our facilities and locations have been subject to other regulatory inquiries and matters, such as recoupments as a result of alleged insufficient documentation, overpayments, audits, removals of clients as a result of staffing and incidents identified during a monitoring visit, contract terminations, suspensions or revocations of licenses, home closures, vendor holds, which may occur as a result of our failure to submit an acceptable report under state law, and administrative penalties issued as a result of staffing issues and incidents found during monitoring visits.

If one or more of our facilities experiences an adverse patient incident or is found to have failed to provide appropriate patient care (including as a result of staffing shortages or the actions or inactions of our employees or workforce members), governmental or regulatory authorities may take action against us or our employees or workforce members, including an admissions ban, admissions hold, reduction in census, loss of accreditation, license revocation, application denial period, administrative or other order, other adverse regulatory action, a settlement or other agreement requiring corrective actions or requiring us or a specific facility to demonstrate substantial compliance with licensure or other requirements, and the imposition of certain requirements, including requirements to transfer our service users, to provide reports or other documentation or to undergo revisit surveys or inspections. If such an action or a closure of a facility were to occur and result in the improper termination of patient care, we or our employees or workforce members may be exposed to governmental or regulatory inquiries, investigations, liability, and litigation, including claims of patient abandonment. Certain of our individual locations have been, and may continue to be, subject to findings of quality of care deficiencies or practices, incidents of patient abuse or neglect, and claims regarding services rendered that do not meet the standard of care, which have resulted, and in the future may result, in civil or criminal penalties; fines; the suspension, modification, termination, or revocation of a license of Medicare or Medicaid participation; the suspension of the operations of a facility; the suspension or denial of admissions of service users; a reduction in census; the removal of service users from properties; the denial of payments in full or in part; administrative orders; the implementation of state oversight, temporary management or receivership; and other actions. If an admissions hold, loss of accreditation, license revocation, or other action such as a closure of a facility occurs, states may interpret such an interruption to be “patient abandonment,” which may lead to additional action by regulatory authorities or patients. In many states, patient abandonment includes abandoning or neglecting a patient needing professional care without making reasonable arrangements for the continuation of care. In addition to actions by state boards, patients may also pursue a private right of action claiming abandonment.

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

Our business is highly dependent on maintaining effective and secure information systems, including those maintained by us and those maintained and provided by third-party service providers (for example, “software-as-a-service” and cloud solutions), as well as the integrity and timeliness of the data we use to serve our patients, support employees and operate our business. Our operations rely significantly on the Electronic Medical Records (EMR) system provided by our vendor. This dependency is critical for maintaining the integrity, accessibility, and security of patient data. Any disruption, termination, or failure of the vendor to provide timely updates and support could adversely affect our ability to deliver healthcare services efficiently. Our business also supports the use of electronic visit verification, or EVV, to collect visit submission information such as service type, visit start time and end time, and care plan tasks for our home and community-based care services. We use mobile devices to capture time in and time out, mileage and travel time, as well as the completed care plan tasks with client verification. Our ability to effectively manage our business and coordinate the provision and billing of our services and prompt, accurate documentation of the care and services we provide depends significantly on the reliability and capacity of these systems. We rely on these providers to provide continual operation, as well as maintenance, enhancements, and security of any protected and/or confidential data (including personal information). To the extent that our EVV and other vendors fail to support these processes, our internal operations could be negatively affected. Our systems, and those of our third-party service providers, are vulnerable to damages, failures, malfunctions, outages or other interruptions which could be caused by a number of factors such as power outages or damages, telecommunications problems, data corruption, software errors, human error, computer viruses, defects and other errors, physical or electronic break-ins, theft, design defects, network failures, security breaches, cyberattacks, acts of war or terrorist attacks, fire, flood, and natural disasters. A system failure, outage or other interruption may also cause the corruption or loss of important, confidential, and/or protected data (including personal information). See “—Risks Related to Our Regulatory Framework—If we are found to have violated HIPAA, or any other applicable privacy and security laws and regulations, as well as contractual obligations, we could be subject to sanctions, fines, damages, and other additional civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.” Furthermore, our third-party providers’ existing safety systems, data backup, access protection, user management, information technology emergency planning, and other security measures may not be sufficient to prevent data loss or long-term network outages.

Our company is increasingly integrating Artificial Intelligence (AI) technologies into our operations to enhance efficiency, decision-making, and customer experience. While AI offers significant benefits, it also introduces new risks, including potential biases in decision-making, data privacy concerns, and reliance on complex algorithms. We are committed to mitigating these risks through rigorous testing, continuous monitoring, and adherence to ethical guidelines. However, any failure to manage these risks effectively could adversely impact on our business operations and reputation.

In addition, we may have to upgrade our existing information technology systems, including with AI technology, from time to time in order for such systems to withstand the increasing needs of our expanding business. We rely on certain hardware, telecommunications, and software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Further, upgrading and expanding our information technology infrastructure could require significant investment of additional resources and capital, which may not always be available or available on favorable terms. We also depend on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. Any material disruption, outage or slowdown of our systems or those of our third-party providers, including those caused by our or their failure to successfully upgrade our or their systems, and our or their inability to convert to alternate systems in an efficient and timely manner could have a material adverse effect on our business, financial condition, and results of operations.

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

In the ordinary course of our business, we collect, process, use, transmit, share, disclose, create, receive, maintain, transmit, and store, or collectively, Process, personal information (which may also be referred to as personal data, personally identifiable information, and/or non-public personal information), including protected health information, or PHI, relating to our patients, employees, referral sources, payors, and others. We also Process, and contract with third-party service providers to Process, other sensitive, confidential, and/or proprietary information. Our third-party service providers may also rely on their own sub-processors to Process, creating additional layers of risk we do not directly control. Concentration in certain services, such as payment processing, hosting, cybersecurity tooling, or digital ordering, could increase the potential impact of outages, security incidents, or adverse changes in terms or pricing. We use third-party service providers for important aspects of the Processing of personal information and other confidential and sensitive data and information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of such personal information and other sensitive data and information that we and our service providers Process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are critical to our operations and business strategy. Our patients, employees, payors, and referral sources have a high expectation that we will adequately protect their information, including personal information, from cyberattacks or other security breaches, and may have claims against us if we are unable to do so. We may also have exposure to regulatory investigations and other compliance risks in the event of a cyberattack or other security breach. We have been, and are currently, subject to HHS investigations with respect to data privacy and security incidents involving PHI. There can be no assurance that we will not be subject to such HHS investigations or investigations by other governmental or regulatory authorities in the future, including those that may have a material impact on our business. Any delay in identifying such breaches or incidents or in providing timely reports or notification of such incidents may lead to increased harm and increased penalties or other actions, such as measures required as part of any resolution or settlement agreement. Our patients, employees, payors, and referral sources may have contractual rights of indemnification against us in the event that their personal or proprietary business information is accessed, acquired, disclosed, lost, used or compromised as a result of a breach of our information systems. In such an event, these parties may also seek to terminate our contracts with them.

Our systems and those of our third-party service providers and business partners may be vulnerable to, and have experienced, data or security breaches, cyberattacks (including ransomware), acts of vandalism, computer viruses, misplaced or lost data, human errors, or other similar events. While we have safeguards in place designed to defend our systems against intrusions and attacks and to protect our data, we cannot be certain that these measures are sufficient to counter all current and emerging technology threats, including those that adopt evolving AI technologies. Emerging technologies may increase our operational, privacy, cybersecurity, and intellectual property risks, including errors, bias, data leakage, and claims related to training data and generated outputs, and may increase expenses. We may also be dependent on third-party AI models and vendors, whose availability, reliability, performance, or terms of use may change. If unauthorized parties gain access to our networks or data, or those of our employees, third-party service providers or business partners, they may be able to access, steal, publish, delete, use in an unauthorized manner or modify confidential and sensitive information, including personal information, PHI, trade secrets or other confidential information, intellectual property, and proprietary business information. In addition, employees may intentionally or inadvertently cause data or security breaches that result in destruction, loss, alteration, unauthorized disclosure of, or access to such information. Further, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. Threats to our systems and associated third-party systems can originate from human error, fraud, or malice on the part of employees or third parties or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of associated third parties. Because the techniques used to circumvent security systems can be highly sophisticated, change frequently, are often not detected until launched against a target and may originate from less regulated and remote areas around the world, we, and our third-party service providers, may be unable to effectively detect or proactively address all possible techniques, implement adequate preventive measures for all situations or respond to any breach or security incident. The administrative, physical, and technological safeguards we or our third-party service providers implement to address these risks may not address applicable laws and regulations or address situations that could lead to increased privacy or security risks. The businesses we have acquired, or may acquire in the future, may not have in place all of the required safeguards and may have experienced breaches or security incidents. It may take significant time and expense to integrate such businesses to our policies and procedures. To the extent we terminate contracts with our third-party service providers, we may not be able to ensure that the relevant personal information of our patients and employees is maintained in compliance with the required safeguards. In the normal course of business, we are and have been the target of malicious cyberattack attempts and have experienced ransomware attacks and other security incidents that have disrupted our operations. We have previously experienced, and may in the future experience, ransomware attacks that could result in a breach of individuals' personal information (including PHI), which has, and in the future, could require us to notify the impacted individuals and applicable regulators and could subject us to a HHS Office for Civil Rights investigation, various state regulatory investigations, or other legal proceedings. There can be no assurance that any present or future cyberattacks will not be material or significant.

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

The nature of our business subjects us to inherent risk of wrongful death, personal injury, product liability, professional malpractice and other potential claims, liabilities, and substantial damage awards. In addition, the pharmaceutical products we dispense could become subject to contamination, product tampering, mislabeling, recall or other damage. In addition, errors in the compounding, dispensing, and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. Healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories in recent years, many of which involve large monetary claims and significant defense costs. In general, we coordinate care for high-need, medically complex individuals through employed clinicians, caregivers, and pharmacists, including physicians, registered nurses, limited practice nurses, licensed therapists, certified nursing assistants, home health aides, therapy assistants, direct care staff, and other similar professionals. From time to time, we are subject to claims alleging that we did not properly treat or care for a patient, that we failed to follow internal or external procedures that resulted in death or harm to a patient or that our employees mistreated our consumers, resulting in death or harm. We are also subject to claims arising out of accidents involving vehicle collisions brought by patients whom we are transporting, from employees driving to or from home visits or other affected individuals. We cannot be certain that a provider will not incur tort liability in treating one of our patients. The clinicians, caregivers, and other healthcare professionals we employ could be considered our agents and, as a result, we could be held liable for their acts, omissions, malpractice, and/or negligence and may be subject to mass tort actions and/or class actions. We cannot predict the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We are self-insured for a substantial portion of our general and professional liability, automobile liability, workers’ compensation risks, and (subject to certain stop loss coverage at a high level of losses) health benefits. Any claims against us in excess of insurance limits, or multiple claims requiring us to pay deductibles or self-insured retention amounts, as well as the potential impact on our brand or reputation as a result of being involved in any legal proceedings, could have a material adverse impact on our business, results of operations and financial condition.

We are exposed to various risks related to governmental inquiries, regulatory actions, and whistleblower and other lawsuits that could adversely affect our operating results. Our insurance may not cover all claims against us.

Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our services, or reimbursement of those services, and seek to impose monetary penalties on us. We could be required to pay substantial amounts to respond to and defend against regulatory investigations, and if we do not prevail, damages or penalties arising from these administrative proceedings. We are subject to lawsuits, civil investigative demands, and subpoenas under the False Claims Act, the Controlled Substances Act, the Anti-Kickback Statute, the Stark Law, and other federal and state statutes designed to combat fraud and abuse in our industries, as well as civil investigative demands, subpoenas and other inquiries related to our operations, including several ongoing qui tam actions and the Silver matter, as discussed under Item 3 “Legal Proceedings” and Note 15 “Commitments and Contingencies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, there can be no assurance that we will not be subject to claims or litigation related to the authorization or denial of claims for payment of benefits, or to allegations that we have engaged in fee splitting, which may be prohibited under state laws, or to allegations that we engage in the corporate practice of medicine or the delivery of medical services, where prohibited.

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

We maintain general liability insurance to provide coverage to us and our subsidiaries against certain of these non-governmental litigation claims and potential litigation risks. However, we cannot assure you claims will not be made in the future in excess of the limits of our insurance, nor can we assure you that any such claims, if successful and in excess of such limits, will not have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that the insurance we maintain will cover or satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms, if at all.

Our current insurance program may expose us to unexpected costs and negatively affect our business, financial condition, and results of operations, particularly if we incur losses not covered by our insurance or if claims or losses differ from our estimates.

Although our insurance coverage reflects deductibles, self-insured retentions, limits of liability, and similar provisions that we believe are reasonable based on our operations, the coverage under our insurance programs may not be adequate to protect us in all circumstances. Given the matters not covered by insurance, and with respect to those covered by insurance, the policy limits and high deductibles and/or self-insured retentions on many of the Company’s insurance programs, the vast majority of claims may not be paid by third-party insurance. Our insurance policies contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. Additionally, insurance companies that currently insure companies in our industries may cease to do so, may change the coverage provided, or may substantially increase premiums in the future. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market, and insurance coverage may not continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms, if at all. We self-insure for a substantial portion of our general and professional liability, automobile liability, workers’ compensation risks, and (subject to certain stop loss coverage at a high level of losses) health benefits. We self-insure for various risks, including employment class actions, False Claims Act actions, adverse regulatory actions, commercial contractual or commercial tort actions, and intellectual property actions. The incurrences of losses and liabilities that exceed our available coverage, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

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

Because we have grown in part through acquisitions, goodwill and intangible assets, net represent a significant portion of our assets. We monitor the recoverability of our indefinite-lived intangible assets, which include our licenses, and evaluate goodwill and indefinite-lived intangible assets annually, or more frequently if indicators of impairment exist in interim periods, to determine if impairment has occurred. We also review the carrying value of our goodwill and intangible assets, both indefinite- and definite-lived, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Such indicators are based on market conditions and the operational performance of our business. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the intangible assets or goodwill and the fair value of the intangible assets or the goodwill, respectively, in the period the determination is made. The testing of goodwill and intangible assets for impairment requires us to make estimates that are subject to significant assumptions about our future revenues, profitability, cash flow, fair value of assets and liabilities, and weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of intangible assets or goodwill, which may result in an impairment charge. We did not recognize any goodwill impairment charge for the years ended December 31, 2024 or 2025. See Note 1 “Significant Accounting Policies” and Note 5 “Goodwill and Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If as part of our review of goodwill and intangibles for impairment, we were required to write down all or a significant part of our goodwill and/or intangible assets, our financial condition and results of operations could be materially adversely affected.

Inclement weather, natural disasters, acts of terrorism, riots, civil insurrection or social unrest, looting, protests, strikes, or street demonstrations, or pandemics may impact our ability to provide services.

Inclement weather, natural disasters, acts of terrorism, riots, civil insurrection, social unrest or other acts of violence, looting, protests, strikes, or street demonstrations, or pandemics, may prevent or hinder our employees from providing authorized goods and services and our patients and customers from receiving those goods and services. We are not paid for authorized goods and services that are not delivered due to these events. Furthermore, prolonged disruptions as a result of such events in the markets in which we operate, could disrupt our relationships with patients, caregivers and employees, and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. Future inclement weather, natural disasters, acts of terrorism, riots, civil insurrection, social unrest or other acts of violence, looting, protests, strikes or street demonstrations, or pandemics, may adversely affect our reputation, business, financial condition, and results of operations.

We may be unable to adequately protect our intellectual property rights, which could harm our business.

We rely on a combination of intellectual property laws, internal procedures, and nondisclosure agreements to protect our intellectual property and proprietary rights. We believe our trademarks are valuable assets, some of which are federally registered and some are not. However, our intellectual property rights may not be sufficient to distinguish our services from those of our competitors and to provide us with a competitive advantage. For example, from time to time, third parties may use names, logos, and slogans similar to ours, may apply to register trademarks or domain names similar to ours, may infringe or otherwise violate our intellectual property rights and may challenge our use of our trademarks. Our intellectual property rights may not be successfully asserted against such third parties or may be invalidated, circumvented, or challenged. Asserting or defending our intellectual property rights could be time consuming and costly and could distract management’s attention and resources. For example, we are a defendant in litigation regarding the use of our BrightSpring mark, which if adversely determined could result in monetary damages as well as the cessation of the use of our BrightSpring mark. If we are unable to prevent our competitors from using names, logos, slogans, and domain names similar to ours, or if we are prevented by our competitors from using certain names, logos, slogans and domain names, consumer confusion could result, the perception of our brands and services could be negatively affected, and our revenue and profitability could suffer as a result. Failure to protect our intellectual property and proprietary rights could have an adverse effect on our business.

KKR Stockholder owns a significant portion of our stock, and its interests may conflict with yours in the future.

KKR Stockholder beneficially owns approximately 32.2% of the voting power of our common stock. As a result, KKR Stockholder is able to influence the election and removal of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws and other significant corporate transactions for so long as KKR Stockholder and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. So long as KKR Stockholder and its affiliates continue to own, directly or indirectly, a significant amount of our voting power, it is able to influence or effectively control our decisions, and KKR Stockholder has the right to nominate individuals to our board of directors under the existing stockholders agreement.

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

The federal government and the states in which we operate regulate our industries extensively. The laws and regulations governing our operations, along with the conditions of participation and conditions of payment, in various government programs, impose certain requirements on the way in which we do business, the services we offer, and our interactions with providers and consumers. The extensive federal and state regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, certification and enrollment, billing and coding, eligibility for, necessity of, and provision of services, conduct of operations, allowable costs, prices for services, adequacy and quality of services, facility staffing requirements, facility accreditation, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various fraud and abuse laws, including the Anti-Kickback Statute, the Stark Law, and the False Claims Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other governmental programs. Additionally, in some states, our contractual relationships with physicians and professional corporations, which we do not own, may implicate certain state laws that generally prohibit non-professional entities, such as us, from practicing medicine, employing physicians to practice medicine, providing licensed medical services and exercising control over medical decisions by licensed physicians or other healthcare professionals (such activities are generally referred to as the corporate practice of medicine). Other states in which we may operate in the future may also prohibit the corporate practice of medicine. Our contractual relationships with physicians and professional corporations may be challenged by governmental and regulatory authorities, state boards of medicine, state attorneys general and other parties that assert or determine that our relationships with professional corporations violate state corporate practice of medicine, fee-splitting, and/or kickback prohibitions. We are also subject to laws requiring the registration and regulation of pharmacies; laws governing the dispensing of pharmaceuticals and controlled substances; laws regulating the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; laws regarding food and drug safety, including those of the Food and Drug Administration, or FDA, and the Drug Enforcement Administration, or DEA. We are required to hold valid DEA and state-level licenses, meet various security and operating standards, and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. Compliance with these regulations is expensive, and these costs may increase in the future.

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of investigations, inspections, audits, citations of regulatory deficiencies, and other regulatory sanctions, including demands for refund of alleged overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions, admission moratoriums, and civil monetary penalties or criminal penalties. We expect audits under the CMS Recovery Audit Contractor, or RAC, program, the CMS Targeted Probe and Educate, or TPE, program, the Unified Program Integrity Contractors, or UPIC, program and other federal and state audits evaluating the medical necessity of services to further intensify the regulatory environment surrounding the healthcare industry, as third-party firms engaged by CMS and others conduct extensive pre and post-payment audits of claims data as well as medical and other records in order to identify improper payments to healthcare providers under the Medicare and Medicaid programs. The DEA, FDA, and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products. If we fail to comply with the extensive laws, regulations, and prohibitions applicable to our businesses, we could become ineligible or disqualified to provide services or receive government program reimbursement, suffer suspension or revocation of our licenses, cancellation of our agreements, civil or criminal penalties, litigation, and/or damage to our reputation, lose billing privileges, be barred from re-enrollment in governmental payor programs, or be required to repay amounts received or to make significant changes to our operations. We may also become subject to corporate integrity agreement(s) or monitoring by regulatory agencies. In addition, we could be forced to expend considerable resources responding to investigations, audits, or other enforcement actions related to these laws, regulations, or prohibitions. Failure of our staff to satisfy applicable licensure requirements, or of our home and community health services and pharmacy services operations or our service providers to satisfy applicable licensure and certification requirements, could have a material adverse effect on our business, financial condition, and results of operations.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern our relationships with physicians and other healthcare providers, the manner we provide and bill for services and collect reimbursement from governmental programs and private payors, our relationships with drug manufacturers, our marketing activities, and other aspects of our operations. Of particular importance are:

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
•
the federal physician self-referral law, commonly referred to as the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such designated health services;
•
the False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the False Claims Act. The government has used the False Claims Act to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute or the Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

Many states have Certificate of Need, or CON, laws or other regulatory provisions that may adversely impact our ability to expand into new markets and thereby limit our ability to grow and increase revenue.

Many states have enacted CON laws that require prior state approval to offer new or expanded healthcare services or open new healthcare facilities or expand services at existing facilities. In such states, expansion by existing providers or entry into the market by new providers is permitted only where a given amount of unmet need exists, resulting from population increases, a reduction in competing providers, or a lack of providers. These states ration the entry of new providers or services and the expansion of existing providers or services in their markets through a CON process, which is periodically evaluated and updated as required by applicable state law. The process is intended to promote comprehensive healthcare planning, assist in providing high-quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities, services, and operations that are needed will be built and opened or expanded.

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

Moreover, healthcare reform initiatives have also resulted in changes to, or the adoption of, federal and state laws and regulations relating to the regulation of PBMs, drug pricing or purchasing, and purchase discount and rebate arrangements with drug manufacturers, which could reduce discounts or rebates and affect our relationships with drug manufacturers. In addition to the rules promulgated by HHS, there have also been judicial decisions impacting the pharmacies and PBMs. For example, in December 2020, the U.S. Supreme Court upheld an Arkansas law that, among other things, mandates a particular pricing methodology, establishes an appeals process for a pharmacy when the reimbursement is below the pharmacy’s acquisition cost, permits a pharmacy to reverse and rebill if they cannot procure the drug from its wholesaler at a price equal to or less than the reimbursement rate, prohibits a PBM from reimbursing a pharmacy less than the amount it reimburses an affiliate on a per unit basis, and permits a pharmacy to decline to dispense if the reimbursement is lower than the pharmacy’s acquisition cost. More recently, in June 2022, the Federal Trade Commission, or FTC, announced an inquiry regarding the role of PBMs and stated its intent to closely scrutinize the impact of PBM rebates and fees on patients and payers, the FTC issued an interim report in June 2024. Several states have proposed separate PBM bills, and at least 18 states have adopted PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers and would enable regulators to conduct audits of PBM operations. Federal PBM reforms that mirror and expand on new state PBM initiatives became law in February 2026. It is unclear how these laws, inquiries, rules, and decisions will impact pharmaceutical companies, pharmacies, and PBMs. In addition, CMS has indicated that it intends to increase flexibility in state Medicaid programs, including by expanding the scope of waivers under which states may implement Medicaid expansion provisions, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models. Other industry participants, such as private payors, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives. We cannot predict with certainty what impact any federal and state healthcare reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities, which could adversely affect our business, financial condition, and results of operations.

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

Numerous federal, state, and foreign laws, rules, and regulations, as well as contractual obligations, govern the processing of confidential, sensitive, and personal information, including certain patient health information, such as patient records. Existing laws and regulations are constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as in foreign jurisdictions where we currently operate or may in the future operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates, and other parties with whom we conduct business. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PHI. For example, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA. For information that is not subject to HIPAA and deemed to be “personal health records,” the FTC may also impose penalties for violations of the Health Breach Notification Rule, or HBNR, to the extent we are considered a “personal health record-related entity” or “third party service provider.” The FTC has taken enforcement actions under HBNR and indicated that the FTC will continue to protect consumer privacy through greater use of the agency’s enforcement authorities. As a result, our operations may be subject to greater scrutiny by federal and state regulators, partners, and consumers with respect to our collection, use, and disclosure of health information. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

Further, as of 2025 at least twenty states, such as California and Massachusetts, have implemented privacy laws and regulations implicating health information, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of personally identifiable information, including PHI. In many cases, these laws are more restrictive than, and may not be preempted by, HIPAA and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity, and liability. We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, Washington State enacted a broadly applicable law to protect the privacy of personal health information known as the “My Health My Data Act,” which generally requires affirmative consent for the collection, use, or sharing of any “consumer health data.” Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed consumer health data laws, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws. The CCPA originally went into effect on January 1, 2020, and established a new privacy framework for covered businesses such as ours. In November 2020, California voters passed the CPRA, which went into effect on January 1, 2023, and which further expanded the CCPA with additional data privacy compliance requirements that may impact our business, and established a regulatory agency dedicated to enforcing the CCPA. It remains unclear how various provisions of the CCPA (as amended by CPRA and its implementing regulations) will be interpreted and enforced. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or VCDPA, a comprehensive privacy statute that shares similarities with the CCPA and legislation proposed or enacted in other states. Additional states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Nebraska, New Hampshire, New Jersey, Maryland, Minnesota, Montana, Oregon, Tennessee, Texas, and Utah have since passed or are considering passing comprehensive state privacy laws. In addition, laws such as the Illinois Biometric Information Privacy Act, which regulates the processing of biometric information, provide for a private right of action and substantial penalties and statutory damages for violations that have generated significant class-action litigation and settlements. Such laws and regulations require us to continuously review our data Processing practices and policies, may cause us to incur substantial costs with respect to compliance, and could require us to adapt our products and solutions, which may reduce their utility to our customers.

Similar laws have been proposed in other states and at the federal level and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Such changes may also require us to modify our products and features, and may limit our ability to make use of the data that we collect, may require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Specifically, an expanding patchwork of privacy and AI laws and targeted statutes impose differing obligations related to notice, consumer rights and appeals, data minimization, sensitive data restrictions, targeted advertising, and certain profiling, and such requirements continue to evolve. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.

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

Complying with these various laws, rules, regulations, and standards, and with any new laws or regulation changes to existing laws, could cause us to incur substantial costs that are likely to increase over time, require us to change our business practices in a manner adverse to our business, divert resources from other initiatives and projects, and restrict the way products and services involving data are offered, all of which may have a material adverse effect on our business. For example, we have incurred and expect to continue to incur additional costs to comply with the CCPA and other similar U.S. state laws and regulations. However, in the future we may be unable to make such changes and modifications to our business practices in a commercially reasonable manner, or at all. Given the rapid development of data privacy laws and regulations, we expect to encounter inconsistent interpretation and enforcement of these laws and regulations, as well as frequent changes to these laws and regulations which may expose us to significant penalties or liability for non-compliance, the possibility of fines, lawsuits (including class action privacy litigation), regulatory investigations, criminal or civil sanctions, audits, adverse media coverage, public censure, other claims, significant costs for remediation and damage to our reputation, or otherwise have a material adverse effect on our business and operations. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards, and other obligations relating to data privacy and security, could result in additional cost and liability to us, damage our relationships with patients, harm our reputation, and have a material adverse effect on our business.

We face and are currently subject to reviews, audits, and investigations under our licenses and/or contracts with federal and state government agencies and other payors, and these reviews, audits, and investigations could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits, and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers by the Social Security Act, the Medicare and Medicaid programs, and other applicable laws. We are routinely subject to audits under various government programs, including the RAC program, the TPE program, and the UPIC program, in which CMS engages third-party firms to conduct extensive pre- and post-payment reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program.

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

In addition, we, like other healthcare providers, are subject to ongoing investigations by the U.S. Department of Health and Human Services Office of Inspector General, the United States Department of Justice, or DOJ, and State Attorneys General into the billing of services provided to Medicare and Medicaid patients, including whether such services were properly documented and billed, whether services provided were medically necessary, and general compliance with conditions of participation and conditions of payment in the Medicare and Medicaid programs. We are also subject to ongoing investigations by the Drug Enforcement Agency, or DEA, in our pharmacy operations. For example, a business we operate as Embrace Hospice is subject to an ongoing investigation, including by the DOJ and the DEA, of potential violations of the False Claims Act, Controlled Substances Act, and other laws, including allegations relating to hospice services that were not reasonable and medically necessary. While we believe our practices are compliant, the investigation continues to evolve and could become extensive and result in the government pursuing civil or criminal legal claims against us that may result in substantial liabilities. Private payors such as third-party insurance and managed care entities also often reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend any such reviews, audits, and investigations are significant and are likely to increase in the current enforcement environment. These audits and investigations may require us to refund or retroactively adjust amounts that have been paid under the relevant government program or from other payors, and, depending on the findings, the resolution of these audits and investigations could require payment of significant recoupments and other monetary penalties. For example, we have been, and may continue to be, subject to audits and recoupments related to the adequacy of clinical documentation supporting claims submitted to the Medicare and Medicaid programs or other third-party payors. Although we provide education and training to the members of our workforce regarding improvements to clinical documentation and we are working with our vendors regarding system improvements, such measures may not be effective or implemented within the desired timeframes or at all, and we may be subject to additional audits in the future. Further, an adverse review, audit, or investigation could result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences include: (1) state or federal agencies imposing significant fines, penalties, and other sanctions on us; (2) loss of our right to participate in the Medicare or Medicaid programs or one or more third-party payor networks; (3) indemnity claims asserted by patients and others for which we provide services; and (4) damage to our reputation in various markets, which could adversely affect our ability to attract patients and employees. If they were to occur, these consequences could have a material adverse effect on our business, financial condition, and results of operations.

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

There can be no assurance that we will continue to meet quality reporting requirements in the future which may result in us seeing a reduction in our Medicare reimbursements. We could also incur meaningful additional expenses in an effort to comply with additional and changing quality reporting requirements.

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

As of December 31, 2025, we had approximately $2,521.3 million outstanding under the First Lien Term Loan Facility. As of December 31, 2025, we had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding, and $62.8 million of letters of credit outstanding under the LC Facility. On February 21, 2024, we used a portion of the net proceeds received from the IPO and the concurrent public offering by the Company of the 6.75% Tangible Equity Units (“TEUs”) to repay $343.3 million of the borrowings under the First Lien Term Loan Facility, and established a new Tranche B-4 Term Loan to refinance the remaining $2,566.0 million of First Lien Term Loan Facility borrowings. We also used a portion of the IPO and concurrent offering proceeds to repay all borrowings under the Second Lien Facility. See Note 6 “Debt and Derivatives” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

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

Despite our high level of indebtedness, we may be able to incur significant additional indebtedness in the future, including off-balance sheet financings, trade credit, contractual obligations, and general and commercial liabilities. Although the credit agreements governing the First Lien Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, and additionally we have further borrowing capacity under the Revolving Credit Facility. As of December 31, 2025, we had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding, and $62.8 million of letters of credit outstanding under the LC Facility.

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

If we cannot generate sufficient cash flow to permit us to make scheduled payments on our debt, then we will be in default and holders of that debt could declare all outstanding principal and interest to be due and payable. If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, in the event of a default, the lenders under the Revolving Credit Facility could terminate their further commitments to loan money and our secured lenders under the First Lien Facility could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

Borrowings under the First Lien Facilities are at variable rates of interest and expose us to interest rate risk. As of December 31, 2025, while $1.5 billion notional amount of our outstanding debt was fixed through interest rate swap agreements, the other $1.1 billion of our outstanding debt remained subject to variable rates of interest and the related risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and operating cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

The U.S. Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023 and although it slightly reduced the federal funds rate in 2024 and continued to reduce the federal funds rate in 2025, may make further rate increases to combat inflation in the United States, which increased the borrowing costs on our variable rate debt and may increase the cost of any new debt we incur. Any further additional federal funds rate increases could in turn make our financing activities, including those related to our acquisition activity, more costly and limit our ability to refinance existing debt when it matures or pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

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

Our high level of indebtedness may adversely affect our credit profile or rating, which may adversely affect our ability to negotiate favorable trade terms from our current or future suppliers, including pricing, payment, delivery, inventory, transportation, defective and marketing allowances, and other terms, and may increase our need to support pharmaceutical purchases with letters of credit. We may also be unable to negotiate favorable trade terms for our current or future service and non-pharmaceutical vendors, including vendors that assist us in critical aspects of the business such as transportation and logistics, supplies, professional services, insurance and risk management, procurement, marketing and advertising, operations, and information technology. This could negatively impact the profitability of our business and our ability to effectively compete against competitors. Thus, our high level of indebtedness could adversely affect the profitability of our business, which could make it more difficult for us to generate cash flow sufficient to satisfy our obligations under our indebtedness.

General Risk Factors

We incur additional costs associated with the requirements of being a public company, and our management is required to devote substantial time to compliance adding complexity to running our business.

As a public company, we incur significant legal, regulatory, finance, accounting, investor relations, insurance, and other expenses that we did not incur as a private company, including costs associated with public company governance and reporting requirements and costs of recruiting and retaining non-executive directors. We also incur costs associated with the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related rules implemented by the SEC and costs in connection with continued listing on Nasdaq. Additionally, we are no longer a “controlled company” under the rules of Nasdaq and as such are no longer eligible for certain governance exemptions under those rules. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our efforts to comply with these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue-producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock and the Units, fines, sanctions and other regulatory action, and potentially civil litigation.

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

We have 3,584,759 Units outstanding, and each purchase contract that is a component of a Unit will settle automatically on the mandatory settlement date into between 3.2733 and 3.8461 shares of our common stock, subject to certain anti-dilution adjustments, which may result in dilution to investors.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt, or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting your interest.

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
•
advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•
certain limitations on convening special stockholder meetings;
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

We are subject to federal, state, and local tax laws and regulations in the United States. The application and interpretation of these laws in different jurisdictions affect our operations in complex ways and are subject to change, and some changes may be retroactively applied. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, including impacts of the One Big Beautiful Bill Act, enacted July 4, 2025. In addition, in August 2022, the IRA was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases, subject to certain exceptions. The United States is also actively considering changes to existing U.S. tax laws that, if enacted, could increase our tax obligations or require us to change the manner in which we operate our business.

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

Item 2. Properties.

Our principal executive offices are located in Louisville, Kentucky, where we lease approximately 100,000 square feet. We also own 2 properties and lease 849 properties in the United States and lease one property in Canada. Of the leased properties, approximately 76% are provider service properties and 24% are pharmacy locations. We consider these facilities to be suitable and adequate for the management and operations of our business. Our properties that are associated with the Community Living business are excluded from this Item 2 since those operations are excluded from continuing operations.

Item 3. Legal Proceedings.

Legal Proceedings

See Note 15 "Commitments and Contingencies" within the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

BrightSpring’s common stock and 6.75% Tangible Equity Units began trading on the Nasdaq Global Select Market (Nasdaq), under the ticker symbol “BTSG” and “BTSGU”, respectively, on January 26, 2024. Prior to that date, there was no public market for our common stock or 6.75% Tangible Equity Units.

Stockholders

As of February 24, 2026, there were approximately 51 holders of our common stock. The actual number of stockholders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

The following table presents repurchases of shares of common stock completed during the three months ended December 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 - October 31, 2025	1,500	$28.7820	1,500	—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
Total	1,500	$43,173	1,500	—

(1)
The average price per share is equal to the price at which the underwriter purchased the shares from KKR Stockholder in the underwritten secondary offering that closed on October 22, 2025.
(2)
In October 2025, the Company announced the terms of the October 2025 secondary offering pursuant to which the Company concurrently repurchased from the underwriter 1,500,000 shares of common stock. As of December 31, 2025, the entire capacity available under this stock repurchase program had been utilized, and there is no remaining authorized repurchase capacity outstanding.

Stock Performance Graph

The following performance graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 Index and S&P 500 Health Care Services Select Industry Index, the Dow Jones US Industrial Average Index and the S&P 500 Index for the period beginning with our IPO and ending December 31, 2025. The comparisons assume the investment of $100 on January 26, 2024 in our common stock and in each index, and the reinvestment of dividends, if any, when paid.

Comparison of Cumulative Total Return for BrightSpringHealth Services Inc., S&P 500 Index, and S&P 500 Health Care Services Select Industry Index Since IPO
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
1/26/2024
3/28/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
BrightSpring Health Services, Inc.
S&P 500 Index
S&P 500 Health Care Services Select Industry Index

	1/26/2024	3/28/2024	6/28/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
BrightSpring Health Services, Inc.	$100.00	$98.82	$103.27	$133.45	$154.82	$164.45	$214.45	$268.73	$340.45
S&P 500 Index	$100.00	$107.74	$112.35	$118.96	$121.83	$116.63	$129.39	$139.90	$143.61
S&P 500 Health Care Services Select Industry Index	$100.00	$108.70	$103.31	$111.45	$103.93	$112.95	$114.94	$117.53	$123.82

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

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in “Risk Factors.” Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.”

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. Our presence spans all 50 states, we serve over 465,000 patients daily through our approximately 10,500 clinical providers and pharmacists, and our services make a profound impact in the lives and communities of the people we serve.

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

Discontinued Operations

On January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest our community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. We expect the divestiture to close in the first fiscal quarter of 2026, subject to customary closing conditions. This transaction provides for continuity of important intellectual and developmental disability services while the Company focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payor mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment our expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require the Company's needed and valuable solutions, such as home health, rehab, primary care, and hospice.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations. As a result, the financial results of the Community Living business, which were previously reported as part of our Provider Services segment, have been classified as discontinued operations in the audited consolidated statements of operations, and its assets and liabilities have been classified as held for sale for all periods presented. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Part II, Item 8. Note 2 for additional information regarding discontinued operations.

2025 Key Highlights

•
Completed three acquisitions within our Provider Services segment
•
Announced definitive agreement to divest the Community Living business
•
Completed two underwritten secondary offerings of our common stock by affiliates of Kohlberg Kravis Roberts & Co. L.P. and certain members of management, which were completed in June 2025 and October 2025. As a result of these offerings, we are no longer a “controlled company” within the meaning of the corporate governance standards of Nasdaq
•
Repurchased 1,500,000 shares of common stock in connection with the October 2025 secondary offering

Financial Performance Highlights: Fiscal Year 2025 Compared to Fiscal Year 2024

•
Revenue grew by $2.8 billion, or 28.2%, to $12.9 billion
•
Pharmacy Solutions segment revenue grew by $2.7 billion, or 30.7%, to $11.4 billion
•
Provider Services segment revenue grew by $146.9 million, or 11.1%, to $1.5 billion
•
Net income increased by $173.7 million from a net loss of $68.9 million to net income of $104.8 million
•
Adjusted EBITDA(1) increased by $157.4 million, or 34.2%, to $617.6 million
•
Pharmacy Solutions segment EBITDA grew by $148.8 million, or 37.7%, to $543.5 million
•
Provider Services segment EBITDA grew by $27.4 million, or 13.3%, to $232.7 million
•
Diluted income per share increased by $0.82 from diluted loss per share of $(0.34) to diluted income per share of $0.48
•
Adjusted EPS (1) increased by $0.65 from $0.35 to $1.00

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

The following table summarizes the revenues generated by each of our reportable segments for the most recent two years:

	For the Years Ended December 31,
($ in millions)	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$11,445.8	88.7%	$8,754.3	86.9%
Provider Services	1,464.8	11.3%	1,317.9	13.1%
Consolidated BrightSpring	$12,910.6	100.0%	$10,072.2	100.0%

Pharmacy Solutions

We opportunistically provide pharmacy services when and where demanded and as required to customers and patients in their homes and communities, often in coordination with our provider services. The Company filled over 43 million prescriptions in 2025 from over 175 pharmacies across all 50 states, with services delivered to approximately 6,600 customer locations, approximately 73,000 individual or group homes, and over 410,000 patients, all through over 4,500 unique customer and payor contracts. Our leading pharmacy support across customer and patient settings is achieved through a focus on medication availability and reliability, cost containment, customer staff and patient support programs, clinical and regulatory education and support, and leading customer service. Infusion and Specialty Pharmacy prescriptions and Home and Community Pharmacy prescriptions have grown at more than 27% and 3%, respectively, from December 2024 to December 2025. We have a unique opportunity to increasingly provide more pharmacy services in the future to provider patients and patients transitioning across settings of care. Almost every one of the Company’s patients who receive provider services from us have a significant medication support need given their polypharmacy profile, which we have the opportunity to further address.

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

As a result of our unique capabilities in serving pharmaceutical manufacturers and biotech companies, we have exclusive or preferred relationships in specialty oncology drugs, as manufacturers select our pharmacy – exclusively or as part of a group of a few other pharmacies – to distribute and support their therapies in the market. We currently have 149 limited distribution oncology drugs in the market, with an additional 18 in the pipeline still to launch over the next 12 to 18 months.

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

Provider Services

We deliver a variety of impactful and valuable provider services to high-need, chronic, and complex patients in home and community settings. These services consist of clinical and supportive care to approximately 16,000 Senior and Specialty populations, with both census for Home Health Care services specifically, and rehab hours served, having grown approximately 9% and 12% from December 2024 to December 2025, respectively. While the clinical services that we provide have demonstrated attractive volume growth over the past several years, supportive care services have also demonstrated stability and growth due to the valuable nature of these services that address activities of daily living and social determinants of health. Many of our provider patients also receive their pharmacy services through the Company, which helps to optimize their pharmacy and medication care and needs, simplify their experience, and improve their satisfaction.

Subsequent to the divestiture of the Community Living business, we believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment the Company’s expected Revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require the Company's needed and valuable solutions, such as home health, rehab, primary care, and hospice. The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations. The results of operations of Community Living are excluded from continuing operations in the Company's results of operations for the years ended December 31, 2025 and 2024.

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

Rehab Care

Our Rehab Care services provide highly-skilled patient-centric clinical care to Senior and Specialty clients and patients living with age-related acute or chronic conditions, or recovering from a catastrophic neuro event (ABI/TBI or stroke) requiring intensive therapy. These services support individuals of all ages who need various forms of expert clinical care and therapy, including ABA therapies.

We provide specialized, highly-skilled, and custom-designed rehabilitation services, including physical, speech and occupational therapy and ABA, for clients and patients of all ages with a range of injuries and conditions, including brain and spinal cord injuries, stroke, pediatric neuro conditions, and autism. Our programs are principally administered in individuals’ homes and are predominantly based on individual support and clinical care plans designed to encourage greater independence and manage medical conditions.

Personal Care

Our Personal Care services provide home care support that assist with activities of daily living. These services allow Seniors who require long-term care and assistance with activities of daily living to maintain their independence at home with their families. These supportive care activities address social determinants of health, including dietary and nutrition management and cognitive and social engagement, among others, and we offer these daily or weekly services.

Locations of Operations

We are headquartered in Louisville, Kentucky with operations in all 50 states and Canada. We deliver a higher proportion of services in select regions with favorable demographics and regulatory environments.

We serve patients from and across approximately 7,700 offices, customer locations and group homes, as well as serving approximately 330,000 patients in their own homes, every day with co-location of our pharmacy and provider services in 40 states.

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. No payor represents more than 35% of our revenue in the aggregate for the years ended December 31, 2025 and 2024. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 6% of total Company revenue for the years ended December 31, 2025 and 2024. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables set forth revenue by payor type for the years ended December 31, 2025 and 2024 (in millions):

	For the Years Ended December 31,
($ in millions)	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$3,303.3	25.6%	$2,528.1	25.1%
Medicaid	1,495.2	11.6%	1,166.5	11.5%
Medicare Part A	1,094.3	8.4%	999.6	9.9%
Medicare Part B	82.8	0.6%	95.9	1.0%
Medicare Part C	2,413.1	18.7%	1,665.0	16.6%
Medicare Part D	4,097.8	31.7%	3,202.0	31.8%
Private & other	424.1	3.4%	415.1	4.1%
	$12,910.6	100.0%	$10,072.2	100.0%

We provide our services across all 50 states and Canada, with our top 10 states of operations comprising 53% and 47% of total Company revenue for the years ended December 31, 2025, and 2024 respectively.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Year Ended December 31, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	21.4%	6.6%	0.0%	0.6%	17.6%	23.3%	1.0%	70.5%
Home and Community Pharmacy	2.7%	1.9%	4.4%	0.0%	0.0%	8.4%	0.8%	18.2%
Pharmacy Solutions	24.1%	8.5%	4.4%	0.6%	17.6%	31.7%	1.8%	88.7%
Home Health Care	0.2%	0.3%	4.0%	0.0%	1.1%	—	0.3%	5.9%
Rehab Care	1.2%	0.7%	—	0.0%	0.0%	—	0.4%	2.3%
Personal Care	0.1%	2.1%	—	—	—	—	0.9%	3.1%
Provider Services	1.5%	3.1%	4.0%	0.0%	1.1%	—	1.6%	11.3%
Consolidated BrightSpring	25.6%	11.6%	8.4%	0.6%	18.7%	31.7%	3.4%	100.0%

	For the Year Ended December 31, 2024
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.5%	5.9%	0.0%	0.7%	15.4%	21.4%	0.9%	64.8%
Home and Community Pharmacy	2.9%	2.3%	5.4%	0.0%	0.0%	10.4%	1.1%	22.1%
Pharmacy Solutions	23.4%	8.2%	5.4%	0.7%	15.4%	31.8%	2.0%	86.9%
Home Health Care	0.3%	0.3%	4.5%	0.3%	1.2%	—	0.0%	6.6%
Rehab Care	1.3%	0.6%	0.0%	0.0%	0.0%	—	0.8%	2.7%
Personal Care	0.1%	2.4%	0.0%	0.0%	0.0%	—	1.3%	3.8%
Provider Services	1.7%	3.3%	4.5%	0.3%	1.2%	—	2.1%	13.1%
Consolidated BrightSpring	25.1%	11.5%	9.9%	1.0%	16.6%	31.8%	4.1%	100.0%

See Note 3 of the audited consolidated financial statements and related notes in this Form 10-K for information regarding revenue by payor type for each reportable segment for the years ended December 31, 2025 and 2024.

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

We have continued to expand our pharmacy capabilities to serve this need. Overall, our pharmacy has grown patient census and prescriptions by 4% over the past year. We are a leading independent pharmacy provider in our respective pharmacy patient markets, and we expect to continue to increase our share. Our growth in serving numerous patient types has been well into the double digits, including home infusion patients, specialty oncology patients, behavioral patients, in-home Seniors, and hospice patients.

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

As noted earlier, the Company announced the entry into a purchase agreement in January 2025 with respect to the expected sale of our Community Living business, which is expected to close in the first fiscal quarter of 2026, subject to customary closing conditions. The sale of this business will represent a strategic shift from our services to Behavioral populations. After closing, our focus will be primarily on Seniors and Specialty patients receiving neuro rehab.

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

We have observed relatively stable reimbursement rates from government and commercial payors in our pharmacy and provider services over a number of years, particularly for services provided to high-need, medically complex populations. Due to the medical necessity of our services, which are lower cost than healthcare services provided in other settings and reduce ER, hospital and institutional facility utilization, we have a history of reimbursement stability across our lines of business.

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

For example, across our pharmacies we achieve 99.99% order accuracy and 99.34% order completeness, “excellent” and “world class” NPS, a 94% satisfaction rating from infusion patients, and a reduction in hospitalizations with CCRx, while also driving savings through medication adherence and therapeutic interchanges. We achieve 100% patient satisfaction in our outpatient rehab services, and we achieve an 87% overall rating of care in hospice (compared to the national average of 81%), hospitalizations 35% lower than the national average in our home-based primary care, and four stars (out of five) in the CAHPS home health patient survey ratings. 91% of our home health branches have a STAR rating of 4 or higher. Our complex Behavioral clients, often with three or more comorbidities and requiring eight or more medications, are still able to spend 360 days a year at home on average. We believe that we are positioned to identify potential medical problems and avoid adverse events due to our highly proximate position to patients and attentive care protocols, as evidenced by these quality metrics.

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

Since January 1, 2018, we have opened 150 de novo offices (branches/agencies) and clinics in new locations across our pharmacy and provider services (not including offices divested as a part of the sale of the Community Living business). In 2025, we opened 7 de novo offices. We typically identify and open new locations within proximity of an existing location as we leverage existing market knowledge and presence to expand in target markets, regions, and states. Our internal support resources in real estate, purchasing, IT, credentialing, payor contracting, HR, and sales and marketing, along with our PMO, help to support and manage de novos from start to opening. We expect to continue to selectively and strategically expand our footprint within the United States and extend our service offerings to our patients and for customers, referral sources, and payors, and we believe de novo investments facilitate more integrated care capability and are a meaningful organic growth driver for the Company.

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

We provide multiple pharmacy and provider services to approximately 8,100 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations and not only across pharmacy and provider services, but also within each segment. Within the pharmacy services, CCRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within the provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

Aligning to Value-Based Care Reimbursement Models with Innovative Solutions

The scale and depth of our complementary platform of diverse yet related customer and patient services – that complex patients require – positions us at the forefront with governmental and commercial payors who are increasingly seeking ways to expand value-based reimbursement models. Our high-quality services that are delivered in home and community-based and patient and family-preferred settings at lower comparable costs are well-positioned for the long-term, and we continue to add wraparound care management capabilities and offerings to our core services. In addition to our large Medicare and Medicaid beneficiary populations, we have a large number of non-governmental payor contracts across the organization today, which both diversifies our payor mix, and provides for additional value-based opportunities and partnerships.

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

Acquisitions

In addition to organic growth, we have grown through acquisitions that have deepened and expanded our presence in current markets and facilitated entry into attractive adjacent markets.

During the years ended December 31, 2024 and 2025, we completed eight and three acquisitions for aggregate consideration, net of cash acquired, for these acquisitions of approximately $110.6 million and $247.0 million, respectively.

Discontinued Operations

On January 17, 2025, the Company entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc., for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is currently expected to close in the first fiscal quarter of 2026, subject to receipt of customary regulatory approvals and satisfaction of other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying consolidated balance sheets, and the results of operations from the Community Living business are classified as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

See Note 2 “Discontinued Operations” within the consolidated financial statements and related notes, included elsewhere in this Form 10-K.

Legal Costs and Settlements Accrual

In November 2023, the Company agreed to settle the Silver matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement was $120.0 million; $110.0 million of the settlement was paid in 2024, and the remaining $10.0 million was paid in 2025. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024. See Note 15 “Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2025 and 2024 and year-over-year comparisons between the years ended December 31, 2025 and 2024. For information regarding our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Exhibit 99.1 of our Current Report on Form 8-K, filed with the SEC on June 10, 2025, which contains retrospective revisions for the changes resulting from the discontinued operations, where applicable, to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our previously filed Annual Report on Form 10-K.

Consolidated Results of Operations

($ in thousands)	For the Years Ended December 31,
			Change
	2025	2024	Amount	%
Revenues:
Products	$11,445,777	$8,754,282	$2,691,495	30.7%
Services	1,464,787	1,317,932	146,855	11.1%
Total revenues	12,910,564	10,072,214	2,838,350	28.2%
Cost of goods	10,507,431	8,008,501	2,498,930	31.2%
Cost of services	885,356	797,286	88,070	11.0%
Gross profit	1,517,777	1,266,427	251,350	19.8%
Selling, general, and administrative expenses	1,222,525	1,158,473	64,052	5.5%
Operating income	295,252	107,954	187,298	173.5%
Loss on extinguishment of debt	—	12,726	(12,726)	n.m.
Interest expense, net	157,311	190,546	(33,235)	(17.4)%
Income (loss) from continuing operations before income taxes	137,941	(95,318)	233,259	n.m.
Income tax expense (benefit)	33,145	(26,387)	59,532	n.m.
Net income (loss) from continuing operations	$104,796	$(68,931)	$173,727	n.m.
Adjusted EBITDA (1)	$617,570	$460,220	$157,350	34.2%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $12,910.6 million for the year ended December 31, 2025, as compared with $10,072.2 million for the year ended December 31, 2024, an increase of $2,838.4 million or 28.2%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $10,507.4 million for the year ended December 31, 2025, as compared with $8,008.5 million for the year ended December 31, 2024, an increase of $2,498.9 million or 31.2%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $885.4 million for the year ended December 31, 2025, as compared with $797.3 million for the year ended December 31, 2024, an increase of $88.1 million or 11.0%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,222.5 million for the year ended December 31, 2025, as compared with $1,158.5 million for the year ended December 31, 2024, an increase of $64.1 million or 5.5%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $74.0 million, or 6.4%, on consolidated 2024 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $12.8 million, or 1.1%, on consolidated 2024 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year; offset by,
•
a decrease of $22.7 million, or 2.0%, on consolidated 2024 selling, general, and administrative expenses, as a result of the termination fees incurred at the time of the IPO Offerings in connection with the termination of our Monitoring Agreement for which there is no comparable expense in 2025.

Interest Expense, net

Interest expense, net was $157.3 million for the year ended December 31, 2025, as compared with $190.5 million for the year ended December 31, 2024, a decrease of $33.2 million or 17.4%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the year ended December 31, 2025 as compared to the prior periods and lower outstanding term debt as compared to the prior period, offset by a $20.1 million decrease in interest income related to cash flow hedges of interest rate risk.

Income Tax Expense (Benefit)

Income tax expense was $33.1 million for the year ended December 31, 2025, as compared with an income tax benefit of $26.4 million for the year ended December 31, 2024, an increase in the income tax expense of $59.5 million. The increase in the income tax expense is primarily driven by the increase in pre-tax book income for the year ended December 31, 2025 as compared to the year ended December 31, 2024, and a decrease in the effective tax rate for the year ended December 31, 2025 of 24.0% compared to 27.7% for the year ended December 31, 2024. The decrease in the effective tax rate is primarily as a result of $4.9 million in tax benefits resulting from the net impact of the recognition of excess tax benefits from stock-based compensation partially offset by limitations on the deductibility of certain executive compensation as a percentage of estimated pre-tax book income for the year ended December 31, 2025. In addition, the discrete tax benefit related to the Silver matter increased the effective tax rate on pre-tax book loss for the year ended December 31, 2024. See Note 15 "Commitments and Contingencies" within the consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

Net Income (Loss)

Net income was $104.8 million for the year ended December 31, 2025, as compared with a net loss of $68.9 million for the year ended December 31, 2024, an increase of $173.7 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, and loss on extinguishment of debt, partially offset by an increase in selling, general, and administrative expenses and income tax expense (benefit).

Adjusted EBITDA (1)

Adjusted EBITDA was $617.6 million for the year ended December 31, 2025, as compared with $460.2 million for the year ended December 31, 2024, an increase of $157.4 million or 34.2%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $176.2 million, or 38.3%, on consolidated 2024 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $18.8 million, or 4.1%, on consolidated 2024 Adjusted EBITDA, as a result of increases in investments in information technology and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided in the section “Non-GAAP Financial Measures” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Segment Results of Operations

Pharmacy Solutions Segment

The following table sets forth, for the years indicated, our segment results of operations.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Years Ended December 31,
			Change
	2025	2024	Amount	%
Revenues	$11,445,777	$8,754,282	$2,691,495	30.7%
Cost of goods	10,507,431	8,008,501	2,498,930	31.2%
Gross profit	938,346	745,781	192,565	25.8%
Selling, general, and administrative expenses	502,042	462,219	39,823	8.6%
Segment operating income	$436,304	$283,562	$152,742	53.9%
Segment EBITDA	$543,502	$394,665	$148,837	37.7%

Business Metrics:
Prescriptions dispensed	43,367,072	41,816,584	1,550,488	3.7%
Revenue per script	$263.93	$209.35	$54.58	26.1%
Gross profit per script	$21.64	$17.83	$3.81	21.4%

Revenues

Revenues were $11,445.8 million for the year ended December 31, 2025, as compared with $8,754.3 million for the year ended December 31, 2024, an increase of $2,691.5 million or 30.7%. The increase primarily resulted from an increase in revenue per prescription dispensed, as well as volume growth in prescriptions dispensed across and within Pharmacy Solutions segment. Revenue attributable to Infusion and Specialty Pharmacy was $9,095.9 million for the year ended December 31, 2025, as compared with $6,526.0 million for the year ended December 31, 2024, an increase of $2,569.9 million or 39.4% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenue attributable to Home and Community Pharmacy was $2,349.9 million for the year ended December 31, 2025, as compared with $2,228.3 million for the year ended December 31, 2024, an increase of $121.6 million or 5.5% attributable to mix changes in prescriptions dispensed.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $10,507.4 million for the year ended December 31, 2025, as compared with $8,008.5 million for the year ended December 31, 2024, an increase of $2,498.9 million or 31.2%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $938.3 million for the year ended December 31, 2025, as compared with $745.8 million for the year ended December 31, 2024, an increase of $192.6 million or 25.8%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the year ended December 31, 2025 was 8.2% compared to 8.5% for the year ended December 31, 2024. The decrease in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts, rate changes, and an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $502.0 million for the year ended December 31, 2025, as compared with $462.2 million for the year ended December 31, 2024, an increase of $39.8 million or 8.6%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $543.5 million for the year ended December 31, 2025, as compared with $394.7 million for the year ended December 31, 2024, an increase of $148.8 million or 37.7%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 17 “Segment Information” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

Provider Services Segment

The following table sets forth, for the years indicated, our segment results of operations.

	Provider Services
($ in thousands, except Business Metrics)	For the Years Ended December 31,
			Change
	2025	2024	Amount	%
Revenues	$1,464,787	$1,317,932	$146,855	11.1%
Cost of services	885,356	797,286	88,070	11.0%
Gross profit	579,431	520,646	58,785	11.3%
Selling, general, and administrative expenses	374,256	340,034	34,222	10.1%
Segment operating income	$205,175	$180,612	$24,563	13.6%
Segment EBITDA	$232,654	$205,287	$27,367	13.3%

Business Metrics:
Home Health Care average daily census	31,135	28,532	2,603	9.1%
Rehab Care persons served	7,127	6,597	530	8.0%
Personal Care persons served	16,079	15,879	200	1.3%

Revenues

Revenues were $1,464.8 million for the year ended December 31, 2025, as compared with $1,317.9 million for the year ended December 31, 2024, an increase of $146.9 million or 11.1%. The increase primarily resulted from volume growth as well as rate increases received during the period. Revenue attributable to Home Health Care was $767.9 million for the year ended December 31, 2025, as compared with $655.4 million for the year ended December 31, 2024, an increase of $112.5 million or 17.2%. Revenue attributable to Rehab Care was $294.7 million for the year ended December 31, 2025, as compared with $276.6 million for the year ended December 31, 2024, an increase of $18.1 million or 6.5%. Revenue attributable to Personal Care was $402.2 million for the year ended December 31, 2025, as compared with $385.9 million for the year ended December 31, 2024, an increase of $16.3 million or 4.2%.

Cost of Services

Cost of services was $885.4 million for the year ended December 31, 2025, as compared with $797.3 million for the year ended December 31, 2024, an increase of $88.1 million or 11.0%. The increase primarily resulted from the aforementioned revenue growth and included operational improvements resulting in lower cost of services increases compared to revenue growth.

Gross profit was $579.4 million for the year ended December 31, 2025, as compared with $520.6 million for the year ended December 31, 2024, an increase of $58.8 million or 11.3%. The increase primarily resulted from the aforementioned revenue growth and cost of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $374.3 million for the year ended December 31, 2025, as compared with $340.0 million for the year ended December 31, 2024, an increase of $34.2 million or 10.1%. The increase primarily resulted from the aforementioned revenue growth in the period with selling, general, and administrative expenses growing less than the volume growth rate and demonstrating economies of scale.

Segment EBITDA

Segment EBITDA was $232.7 million for the year ended December 31, 2025, as compared with $205.3 million for the year ended December 31, 2024, an increase of $27.4 million or 13.3%. The increase primarily resulted from the aforementioned revenue growth and operational improvements impacting cost of services. See Note 17 “Segment Information” to our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for further discussion.

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

The legal costs and settlements adjustment represents defense costs associated with certain PharMerica litigation matters, all of which were finalized in 2024, that commenced prior to KKR Stockholder’s and Walgreen Stockholder’s acquisition of PharMerica in December 2017, as well as settlement costs associated with the Silver matter, which settled in November 2023. We have excluded defense costs associated with these PharMerica litigation matters from our Adjusted EBITDA and Adjusted EPS due to the magnitude of these cases and the costs attributable to them, the timing of the commencement of the cases and the fact that no similar cases have been brought against the Company since the acquisition of PharMerica, and the fact that these cases are unlike our routine legal and regulatory proceedings that we see in the normal course of business. Further, we have excluded settlement costs associated with the Silver matter from our Adjusted EBITDA and Adjusted EPS due to the magnitude of the case and the costs attributable to it, as well as the fact that the Silver matter is unlike our routine legal and regulatory proceedings that we see in the normal course of business.

The significant projects adjustment represents costs associated with certain transformational projects, which are not considered to be a part of our normal and recurring business operations and are not expected to recur in our future business plans. All significant projects were finalized in 2024. Moreover, the costs associated with significant projects, which are incurred on an infrequent and limited basis, are not reflective of our operating performance. Due to the aforementioned reasons, we have excluded the costs related to significant projects from our Adjusted EBITDA and Adjusted EPS, as such adjustment provides a more meaningful understanding to investors and others of our ongoing results.

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

Given our determination of adjustments in arriving at our computations of EBITDA, Adjusted EBITDA, and Adjusted EPS, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes or alternatives to net income (loss), operating income, income (loss) per diluted share, cash flows from operating activities, total indebtedness, or any other financial measures calculated in accordance with U.S. GAAP.

The following table reconciles net income (loss) from continuing operations to EBITDA and Adjusted EBITDA:

($ in thousands)	For The Years Ended
	December 31,
	2025	2024
Net income (loss) from continuing operations	$104,796	$(68,931)
Income tax expense (benefit)	33,145	(26,387)
Interest expense, net	157,311	190,546
Depreciation and amortization	162,948	162,144
EBITDA	$458,200	$257,372
Non-cash share-based compensation (1)	59,164	61,336
Acquisition, integration, and transaction-related costs (2)	40,424	31,953
Restructuring and divestiture-related and other costs (3)	59,782	61,688
Legal costs and settlements (4)	—	21,886
Significant projects (5)	—	2,604
Management fees (6)	—	23,381
Total adjustments	$159,370	$202,848
Adjusted EBITDA	$617,570	$460,220

(1)
Represents non-cash share-based compensation to certain members of our management and other full-time employees. The year ended December 31, 2024 includes $15.0 million of previously unrecognized share-based compensation expense related to performance-vesting options under the 2017 Stock Plan, a portion of which vested upon completion of the IPO.
(2)
Represents transaction costs incurred in connection with planned, completed, or terminated acquisitions, which include investment banking fees, legal diligence and related documentation costs, finance and accounting diligence and documentation; costs associated with the integration of acquisitions, including any facility consolidation, integration travel, or severance; and costs associated with other planned, completed, or terminated non-routine transactions. The years ended December 31, 2025 and 2024 included other non-routine transaction costs of $26.8 million and $5.8 million, respectively.
(3)
Represents costs associated with restructuring-related activities, including closure costs, and related license impairment, and severance expenses associated with certain enterprise-wide or significant business line cost-savings measures. These costs included $23.4 million and $23.7 million of costs that did not meet the criteria for discontinued operations related to the Community Living divestiture for the years ended December 31, 2025 and 2024, respectively. These costs also included $12.7 million of unamortized debt issuance costs associated with the extinguishment of our Second Lien Facility in the year ended December 31, 2024.
(4)
Represents settlement and defense costs associated with certain historical PharMerica litigation matters, including the Silver matter, all of which were finalized in 2024. See Note 15 “Commitments and Contingencies” within the audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K, for additional information.
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

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For The Years Ended
	December 31,
	2025	2024
Diluted EPS	$0.48	$(0.34)
Non-cash share-based compensation (1)	0.27	0.30
Acquisition, integration, and transaction-related costs (1)	0.18	0.16
Restructuring and divestiture-related and other costs (1)	0.27	0.31
Legal costs and settlements (1)	—	0.11
Significant projects (1)	—	0.01
Management fee (1)	—	0.12
Income tax impact on adjustments (2)	(0.20)	(0.32)
Adjusted EPS	$1.00	$0.35

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income (loss) per share	219,774	192,997
Weighted average common shares outstanding used in calculating diluted Non-GAAP earnings per share	219,774	202,106

(1) This adjustment reflects the per share impact of the adjustment reflected within the definition of Adjusted EBITDA.

(2) The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment. For the year ended December 31, 2024, the income tax impact on adjustments is inclusive of a discrete tax benefit related to the Silver matter that was finalized in connection with the signing of the settlement agreement during the second fiscal quarter of 2024. For all periods presented, the income tax impact on adjustments is inclusive of a discrete tax benefit related to share-based compensation.

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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Years Ended December 31,
	2025	2024
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$63,300	$50,700
(Repayments) borrowings of swingline debt, net	(63,300)	12,600
Ending Revolving Credit Facility balance	$—	$63,300

Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	63,300
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	62,790	61,821
End of period Revolving Credit Facility and LC Facility availability	477,210	414,879
End of period cash balance	88,370	60,954
Total Liquidity, end of period	$565,580	$475,833

Cash Flow Activity

The activity discussed in this section relates to our consolidated company results and includes the impacts of discontinued operations. The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Years Ended December 31,
	2025	2024	Variance
Net cash provided by operating activities	$490,169	$23,774	$466,395
Net cash used in investing activities	$(305,079)	$(140,237)	$(164,842)
Net cash (used in) provided by financing activities	$(157,866)	$164,645	$(322,511)

Operating Activities

Net cash provided by operating activities increased by $466.4 million, from $23.8 million for 2024, to $490.2 million for 2025. The increase was primarily due to the following:

•
a $228.4 million increase in operating income in 2025 as compared to 2024;
•
a $41.1 million increase in operating income from discontinued operations in 2025 as compared to 2024;
•
a $30.9 million decrease in one-time cash outflows for direct and indirect remuneration (“DIR”) fees paid in connection with the conclusion of the DIR program;
•
a $100.0 million decrease in cash outflows attributable to the timing of Silver legal settlement payments;
•
a $27.9 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable interest rates applicable to our outstanding term debt;
•
a $22.7 million decrease in cash outflows directly attributable to management fees paid in 2024 as a result of the termination of the Monitoring Agreement in connection with the IPO Offerings, and
•
a $2.0 million increase in cash outflows for income taxes.

Investing Activities

Net cash used in investing activities increased by $164.8 million, from $140.2 million in 2024, to $305.1 million in 2025. The increase was primarily due to a $14.6 million increase in purchases of property and equipment and an increase of $144.8 million in cash paid for acquisitions.

Financing Activities

Net cash used in financing activities was $157.9 million for the year ended December 31, 2025, primarily attributable to repayments on our long-term debt of $50.3 million, net repayments on our Revolving Credit Facility of $63.3 million, repurchase of shares of common stock of $43.2 million in connection with the October 2025 secondary offering, and payment of finance lease obligations of $13.5 million, offset by proceeds from shares issued under share-based compensation plan of $25.3 million and other financing activities.

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

On March 5, 2019, the Company entered into the First Lien Credit Agreement with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and Collateral Agent. The Company also entered into a $450.0 million Second Lien Facility with certain Lenders and Wilmington Trust, National Association as the Administrative Agent and Collateral Agent, on the same date. The First Lien Credit Agreement, as amended, also extends credit in the form of a Revolving Credit Facility, or the Revolver, which is comprised of Revolving Credit Loans and Swingline Loans. The total borrowing capacity of the Revolver as of December 31, 2025 was $475.0 million. Additionally, the Letter of Credit Issuer may issue standby Letters of Credit at any time and the Swingline Lender may issue Swingline Loans in an aggregate amount outstanding not in excess of $65.0 million.

Following our IPO Offerings in January 2024, we used a portion of the net proceeds received to repay all outstanding borrowings under the Second Lien Facility and repay $343.3 million of borrowings under the First Lien Facility. No remaining obligation exists related to the Second Lien Facility and the transaction was accounted for as a debt extinguishment resulting in a $12.7 million write-off of unamortized debt issuance costs. At that time, we also established a new Tranche B-4 under the First Lien to refinance the equivalent amount of the remaining First Lien Tranche B-1, B-2 and B-3 borrowings. On December 11, 2024, we again amended the First Lien to establish a new Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million to refinance the equivalent amount of the remaining Tranche B-4 borrowings at a rate equal to SOFR plus 2.50% or ABR plus 1.50% with a maturity date of February 21, 2031.

Concurrently with the IPO, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. Refer to Note 7 within our consolidated financial statements and related notes in this Annual Report on Form 10-K for further discussion.

Our outstanding debt as of December 31, 2025 was $2,569.7 million, which is primarily comprised of $2,521.3 million outstanding under the First Lien Facility and $31.4 million outstanding related to Amortizing Notes.

The First Lien Credit Agreement described above contain customary negative covenants, including, but not limited to, restrictions on the Company and its restricted subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, or change their lines of business or fiscal year. In addition, under the Revolving Credit Facility, the Company will not permit the consolidated first lien secured debt to consolidated EBITDA (as defined in the First Lien Credit Agreement) ratio to be greater than 6.90 to 1.00, which shall be tested as of the end of the most recent quarter at any time when the aggregate revolving credit loans exceed 35% of the total revolving credit commitments. We were in compliance with all applicable financial covenants under the First Lien Facilities as of December 31, 2025.

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. For the years ended December 31, 2025 and 2024, interest expense, net includes interest income related to cash flow hedges of interest rate risk of $15.2 million and $35.3 million, respectively. Refer to Note 6 within our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for further discussion.

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	December 31,	December 31,	December 31,	December 31,	Fiscal Year	Fiscal Year
	2025	2024	2025	2024	2025	2024
First Lien - payable to lenders at SOFR plus applicable margin	—	—	$—	$—	$—	$18,151
First Lien Tranche B-2 and B-3 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	12,923
First Lien Incremental Term Loan Tranche B-4 - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	150,759
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.22%	6.86%	2,521,255	2,546,787	146,482	8,857
Second Lien - payable to lenders at SOFR plus applicable margin	—	—	—	—	—	4,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	6.47%	7.61%	—	—	—	331
Swingline Loans and Base Rate Loans - payable to lenders at ABR plus applicable margin	8.50%	9.75%	—	63,300	6,996	10,602
Amortizing Notes			31,360	53,804	4,183	4,899
Notes payable and other			17,129	19,428	886	316
Amortization of deferred financing costs & other, net of interest income from cash flow hedges			—	—	(1,236)	(20,774)
Total debt			$2,569,744	$2,683,319	$157,311	$190,546
Less: debt issuance costs, net			62,200	72,736
Total debt, net of debt issuance costs			2,507,544	2,610,583
Less: Current portion of long-term debt			52,340	48,725
Total long-term debt, net of current portion			$2,455,204	$2,561,858

Our Company's leverage, as calculated under our First Lien Credit Agreement, was 2.99x and 4.16x at December 31, 2025 and 2024, respectively. The results of the Community Living business are included in such calculation pursuant to the terms of our First Lien Credit Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any material off-balance sheet arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2025 and 2024, we were not involved in any unconsolidated SPE transactions. We do enter into letters of credit in the normal course of our operations.

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

Goodwill and Intangible Assets

Goodwill Impairment Analyses

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. Tests are performed more frequently if events occur or circumstances change, that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount.

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

A reporting unit is either an operating segment or one level below the operating segment. The Company has six reporting units: Institutional Pharmacy, Specialty Solutions, Home Infusion, Hospice Pharmacy, Behavioral Health, and Home Health & Therapies.

In 2025 and 2024, we performed a quantitative assessment of all reporting units as of October 1. We engaged a third-party valuation firm to assist in calculating each reporting unit’s fair value, which is derived using a combination of both income and market approaches. The material assumptions underlying the estimate of fair value of each reporting unit included the following:

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
•
Market approach—the market approach measures the value of an asset through the analysis of publicly traded companies or present sales of similar businesses. The analysis entails measuring the multiple of sales and/or EBITDA at which the comparable companies are currently trading or were purchased.
•
Equal weighting was applied to the discounted cash flow analysis or income approach (50%) and the market approach (50%).

Our 2025 and 2024 goodwill impairment analyses concluded that the fair value of each reporting unit was in excess of the carrying amount of each reporting unit. Subsequent to completing each goodwill impairment test, no indicators of impairment were identified.

Intangible Impairment Analyses

The Company’s intangible assets are comprised primarily of customer relationships, trade names, and definitive-lived licenses, which are amortized on a straight-line basis over their estimated useful lives, which is generally two to twenty years. The Company’s indefinite-lived intangible assets are comprised of indefinite lived licenses, which are reviewed for impairment annually or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of the intangible asset below its carrying amount. We elected to perform a qualitative assessment for our intangible assets for our annual impairment test in the fourth quarter of 2025 and 2024. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. We recorded intangible impairment of $10.8 million and $1.7 million related to definite-lived intangible licenses for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, our interest rate swaps that were designated as cash flow hedges of interest rate risk had a combined notional value of $1.5 billion. See Note 6 “Debt and Derivatives” within the audited consolidated financial statements and related notes, included elsewhere in the Annual Report on Form 10-K.

The changes in fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income, or AOCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction impacts earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense, net as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company expects approximately $0.8 million of losses will be reclassified into pre-tax earnings out of AOCI.

As of December 31, 2025, our debt outstanding was $2.6 billion, of which $1.5 billion is fixed through interest rate swap agreements. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $10.2 million on an annual basis based upon our borrowing level at December 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSpring Health Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BrightSpring Health Services, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of self-insurance liabilities

As discussed in Note 1 to the consolidated financial statements, the Company is self-insured for a substantial portion of its general and professional liabilities and workers’ compensation liabilities. As discussed in Note 9 to the consolidated financial statements, accrued expenses include workers’ compensation insurance reserves and general and professional liability insurance reserves of $24,897 thousand and $7,696 thousand, respectively, and long-term liabilities include workers’ compensation insurance reserves and general and professional liability insurance reserves of $25,369 thousand and $25,032 thousand, respectively, as of December 31, 2025. The liabilities recognized for workers’ compensation are actuarially determined estimates, while the liabilities recognized for general and professional liability are based on analyses performed by management.

We identified the evaluation of the self-insurance liabilities noted above as a critical audit matter. Specifically, evaluation of the Company’s determination of the claims incurred but not reported for workers’ compensation liabilities involved auditor judgment due to significant measurement uncertainty. In addition, evaluation of the Company’s estimates of the ultimate cost of reported claims related to general and professional liabilities and workers’ compensation liabilities involved actuarial professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the workers’ compensation liabilities and general and professional liabilities, including data received from third party administrator, and assessing management’s review of actuarial reports. We evaluated the Company’s ability to estimate self-insurance reserves, and assessed potential management bias, by comparing the prior year estimated reserves to subsequent adjustments to those reserves recorded in the current year. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

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
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
BrightSpring Health Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited BrightSpring Health Services, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Louisville, Kentucky
February 27, 2026

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$88,370	$60,954
Accounts receivable, net of allowance for credit losses	989,719	902,782
Inventories	815,180	636,561
Prepaid expenses and other current assets	118,592	161,310
Current assets held for sale	882,189	131,447
Total current assets	2,894,050	1,893,054
Property and equipment, net of accumulated depreciation of $404,878 and $339,892 at December 31, 2025 and 2024, respectively	204,689	180,570
Goodwill	2,545,673	2,363,884
Intangible assets, net of accumulated amortization	557,555	595,224
Operating lease right-of-use assets, net	171,632	161,032
Deferred income taxes, net	—	5,288
Other assets	39,712	39,128
Non-current assets held for sale	—	687,960
Total assets	$6,413,311	$5,926,140
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$1,217,946	$923,926
Accrued expenses	333,024	295,746
Current portion of obligations under operating leases	42,936	38,910
Current portion of obligations under financing leases	6,794	3,463
Current portion of long-term debt	52,340	48,725
Current liabilities held for sale	195,994	117,563
Total current liabilities	1,849,034	1,428,333
Obligations under operating leases, net of current portion	135,420	129,467
Obligations under financing leases, net of current portion	14,544	6,530
Long-term debt, net of current portion	2,455,204	2,561,858
Deferred income taxes, net	6,178	—
Long-term liabilities	66,565	71,190
Non-current liabilities held for sale	—	77,177
Total liabilities	4,526,945	4,274,555
Redeemable noncontrolling interests	11,227	3,730
Shareholders’ equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 192,124,125 and 174,245,990 shares issued and outstanding at December 31, 2025 and 2024, respectively	$1,921	$1,742
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	1,954,482	1,866,850
Accumulated deficit	(74,647)	(222,155)
Accumulated other comprehensive (loss) income	(6,691)	1,418
Total shareholders’ equity	1,875,065	1,647,855
Noncontrolling interest	74	—
Total equity	1,875,139	1,647,855
Total liabilities, redeemable noncontrolling interests, and equity	$6,413,311	$5,926,140

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Products	$11,445,777	$8,754,282	$6,522,450
Services	1,464,787	1,317,932	1,168,566
Total revenues	12,910,564	10,072,214	7,691,016
Cost of goods	10,507,431	8,008,501	5,840,716
Cost of services	885,356	797,286	711,304
Gross profit	1,517,777	1,266,427	1,138,996
Selling, general, and administrative expenses	1,222,525	1,158,473	1,080,871
Operating income	295,252	107,954	58,125
Loss on extinguishment of debt	—	12,726	—
Interest expense, net	157,311	190,546	271,899
Income (loss) from continuing operations before income taxes	137,941	(95,318)	(213,774)
Income tax expense (benefit)	33,145	(26,387)	(31,508)
Income (loss) from continuing operations, net of income taxes	104,796	(68,931)	(182,266)
Income from discontinued operations, net of income taxes	84,317	48,410	25,431
Net income (loss)	189,113	(20,521)	(156,835)
Net loss attributable to noncontrolling interests included in continuing operations	(1,553)	(2,459)	(2,232)
Net income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$190,666	$(18,062)	$(154,603)

Net income (loss) per common share (Note 10):
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.53	$(0.34)	$(1.53)
Discontinued operations	$0.41	$0.25	$0.22
Net income (loss) per share	$0.94	$(0.09)	$(1.31)
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.48	$(0.34)	$(1.53)
Discontinued operations	$0.39	$0.25	$0.22
Net income (loss) per share	$0.87	$(0.09)	$(1.31)
Weighted average shares outstanding:
Basic	202,564	192,997	117,868
Diluted	219,774	192,997	117,868

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$189,113	$(20,521)	$(156,835)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	206	(309)	131
Cash flow hedges:
Net change in fair value, net of tax (1)	3,198	15,826	14,948
Amounts reclassified to earnings, net of tax (2)	(11,513)	(26,643)	(23,727)
Total other comprehensive loss	(8,109)	(11,126)	(8,648)
Total comprehensive income (loss)	181,004	(31,647)	(165,483)
Comprehensive loss attributable to redeemable noncontrolling interests	(1,143)	(1,789)	(2,167)
Comprehensive loss attributable to noncontrolling interest	(410)	(670)	(65)
Comprehensive income (loss) attributable to BrightSpring Health Services, Inc. and subsidiaries	$182,557	$(29,188)	$(163,251)

(1) The income tax effects of the net change in fair value were $(1,038), $(5,149), and $(4,591) for the years ended December 31, 2025, 2024, and 2023, respectively.

(2) The income tax effects of amounts reclassified to earnings were $3,736, $8,646, and $7,683 for the years ended December 31, 2025, 2024, and 2023, respectively.

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data or otherwise indicated)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at January 1, 2023	117,860,839	$1,179	$778,121	$(45,716)	$21,192	$—	$754,776
Net loss (1)	—	—	—	(154,538)	—	(65)	(154,603)
Other comprehensive loss, net of tax	—	—	—	—	(8,648)	—	(8,648)
Share-based compensation	—	—	3,917	—	—	—	3,917
Repurchase of shares of common stock	(81,654)	(1)	(1,299)	—	—	—	(1,300)
Shares issued under share-based compensation plan, including tax effects	77,870	1	597	—	—	—	598
Repurchase of stock options	—	—	(10,000)	—	—	—	(10,000)
Investment in noncontrolling interest	—	—	—	(65)	—	735	670
Balances at December 31, 2023	117,857,055	$1,179	$771,336	$(200,319)	$12,544	$670	$585,410
Net loss (1)	—	—	—	(18,062)	—	(670)	(18,732)
Other comprehensive loss, net of tax	—	—	—	—	(11,126)	—	(11,126)
Share-based compensation	—	—	69,174	—	—	—	69,174
Exercise of stock options	234,608	2	1,533	—	—	—	1,535
Issuance of common stock for settlement of RSUs	241,971	2	(2)	—	—	—	—
Tax effect of net share settlement of equity awards	(93,678)	(1)	(1,195)	—	—	—	(1,196)
Shares issued for payment of acquisition	2,570,503	26	31,055	—	—	—	31,081
Derecognition of redeemable noncontrolling interest, net of tax	—	—	12,439	(3,774)	—	—	8,665
Issuance of common stock on initial public offering, net (2)	53,333,334	533	661,244	—	—	—	661,777
Proceeds from stock purchase contract issued under tangible equity units, net (3)	—	—	321,611	—	—	—	321,611
Other	102,197	1	(345)	—	—	—	(344)
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (loss) (1)	—	—	—	190,666	—	(410)	190,256
Other comprehensive loss, net of tax	—	—	—	—	(8,109)	—	(8,109)
Share-based compensation	—	—	70,099	—	—	—	70,099
Exercise of stock options	3,402,905	34	25,247	—	—	—	25,281
Issuance of common stock for settlement of RSUs	1,948,306	19	(19)	—	—	—	—
Tax effect of net share settlement of equity awards	(323,293)	(3)	(7,551)	—	—	—	(7,554)
Conversion of tangible equity units into common stock	14,350,217	144	(144)	—	—	—	—
Share repurchase	(1,500,000)	(15)	—	(43,158)	—	—	(43,173)
Other	—	—	—	—	—	484	484
Balances at December 31, 2025	192,124,125	$1,921	$1,954,482	$(74,647)	$(6,691)	$74	$1,875,139

(1) Net income (loss) to the Company for the years ended December 31, 2025, 2024, and 2023 excludes $(1,143), $(1,789), and $(2,167), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

(2) Issuance of common stock on initial public offering is presented net of underwriting discounts and commissions, and offering-related expenses of $36.8 million and tax benefit of $5.3 million.

(3) Proceeds from stock purchase contract issued under tangible equity units is presented net of underwriting discounts and commissions of $9.1 million.

See accompanying notes to the consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$189,113	$(20,521)	$(156,835)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	164,277	204,482	202,336
Impairment of long-lived assets	12,628	10,235	10,631
Change in fair value of contingent consideration, net	(1,266)	2,261	—
Payment of contingent consideration in excess of acquisition date fair value	(6,170)	(2,351)	—
Provision for credit losses	56,227	33,998	23,237
Amortization of deferred debt issuance costs	11,242	12,108	20,916
Share-based compensation	70,099	69,174	3,917
Deferred income taxes, net	14,842	(25,914)	(52,632)
Loss on extinguishment of debt	—	12,726	—
Loss on disposition of fixed assets	2,076	101	349
Other	(4,356)	(2,451)	(572)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(131,287)	(179,040)	(127,246)
Prepaid expenses and other current assets	30,669	7,595	(34,899)
Inventories	(177,906)	(236,514)	28,660
Trade accounts payable	264,171	303,209	105,649
Accrued expenses	32,003	(144,580)	193,633
Other assets and liabilities	(36,193)	(20,744)	(6,361)
Net cash provided by operating activities	$490,169	$23,774	$210,783

BrightSpring Health Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Investing activities:
Purchases of property and equipment	$(95,484)	$(80,913)	$(73,527)
Acquisitions of businesses, net of cash acquired	(204,564)	(59,797)	(63,058)
Other	(5,031)	473	2,152
Net cash used in investing activities	$(305,079)	$(140,237)	$(134,433)
Financing activities:
Long-term debt borrowings	$—	$2,566,000	$—
Long-term debt repayments	(50,275)	(3,396,334)	(30,441)
Proceeds from issuance of common stock on initial public offering, net	—	656,485	—
Proceeds from issuance of tangible equity units, net	—	389,000	—
(Repayments) borrowings of the Revolving Credit Facility, net	(63,300)	12,600	(24,100)
Payment of debt issuance costs	—	(47,045)	—
Repurchase of shares of common stock	(43,173)	(650)	(650)
Proceeds from shares issued under share-based compensation plan	25,281	1,535	598
Payment of taxes related to net share settlement of equity awards	(7,554)	(1,196)	—
Repurchase of stock options	—	—	(10,000)
Payment of contingent consideration up to acquisition date fair value	(200)	(1,805)	(1,453)
Purchase of redeemable noncontrolling interest	(5,100)	(2,316)	—
Investment in noncontrolling interests	—	—	735
Payment of financing lease obligations	(13,545)	(11,629)	(11,596)
Net cash (used in) provided by financing activities	$(157,866)	$164,645	$(76,907)
Net increase (decrease) in cash and cash equivalents	27,224	48,182	(557)
Cash and cash equivalents at beginning of year	61,253	13,071	13,628
Cash and cash equivalents at end of year	$88,477	$61,253	$13,071
Cash and cash equivalents included in assets held for sale at end of year	107	299	641
Cash and cash equivalents included in continuing operations at end of year	$88,370	$60,954	$12,430
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$183,512	$211,387	$303,530
Income taxes, net of refunds	$26,970	$24,953	$37,499
Supplemental schedule of non-cash investing and financing activities:
Notes issued and contingent liabilities assumed in connection with acquisitions	$—	$22,302	$7,519
Financing lease obligations	$20,252	$13,095	$11,562
Repurchases of common stock in accounts payable	$—	$—	$650
Purchases of property and equipment in accounts payable	$6,767	$12,136	$12,981
Acquisition consideration in accounts payable	$42,203	$—	$2,500
Consideration for purchase of redeemable noncontrolling interest in accounts payable	$—	$5,100	$—
Shares issued in connection with acquisitions	$—	$31,081	$—

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

BrightSpring Health Services, Inc. completed its initial public offering (“IPO”) of 53,333,334 shares of its common stock at a price of $13.00 per share and its concurrent offering of 8,000,000 6.75% tangible equity units (“TEUs”) with a stated amount of $50.00 per unit in January 2024 (collectively, “the IPO Offerings”). The net proceeds from the IPO Offerings amounted to $656.5 million and $389.0 million for the common stock and TEUs, respectively, after deducting underwriting discounts, commissions, and offering-related expenses. The common stock and TEUs began trading on the Nasdaq Global Select Market on January 26, 2024 under the ticker symbols “BTSG” and “BTSGU,” respectively. BrightSpring Health Services, Inc. used a portion of the net proceeds received from the IPO Offerings to repay certain indebtedness (see Note 6) and pay termination fees in connection with the termination of our monitoring agreement with KKR and WBA (the “Monitoring Agreement”) (see Note 16). The remaining proceeds were retained for general corporate purposes.

On January 17, 2025, the Company entered into a purchase agreement to divest its community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”). The transaction is subject to customary closing conditions and certain other antitrust laws, and is expected to close in the first fiscal quarter of 2026.

During the second fiscal quarter of 2025, WBA sold their remaining ownership interests in the Company through open market transactions and is no longer considered a related party of the Company. In June and October 2025, KKR Stockholder and certain management selling stockholders completed registered secondary public offerings of the Company's common stock (the “Secondary Offerings”). As of the second fiscal quarter of 2025, the Company no longer qualifies as a “controlled company” under the Nasdaq Stock Market LLC listing standards and is therefore required to comply with all applicable corporate governance requirements of Nasdaq, subject to phase-in rules.

The Company did not sell any shares of common stock that were offered in the Secondary Offerings. The Company did not receive any proceeds from the Secondary Offerings, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the Secondary Offerings.

The Company did not purchase any shares of common stock that were offered in the June 2025 secondary public offering. In connection with the October 2025 secondary public offering, the Company concurrently purchased from the underwriter, out of the aggregate of 15,000,000 shares of common stock that were the subject of the October 2025 secondary public offering, 1,500,000 shares of common stock. The price per share paid by the Company was equal to the price at which the underwriter purchased the shares from the selling stockholders in the October 2025 secondary public offering. The par value of the shares repurchased and the amount paid to repurchase the shares in excess of the par value were recorded as common stock and accumulated deficit, respectively, in the consolidated balance sheets.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable, inventory, intangible assets, derivatives, contingent consideration, taxes, insurance reserves, share-based compensation, and goodwill. Actual amounts may differ from these estimates.

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

Cost of Goods and Cost of Services

We classify expenses directly related to providing goods and services, including associated depreciation and amortization expense, as cost of goods and cost of services, respectively. Direct costs and expenses primarily include cost of drugs, salaries and benefits for direct care and service professionals, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct goods or service-related expenses.

Supplier Rebates

Pharmacy Solutions receives rebates on purchases from select vendors and suppliers for achieving purchase volumes. Rebates for brand name products are generally based on purchasing volumes or actual prescriptions dispensed. Rebates for generic products are primarily based on achieving purchasing volume requirements or other contractually based requirements. The Company considers these rebates product discounts, and as a result, the rebates are recorded as a reduction of product cost and relieved through cost of goods upon the sale of the related inventory or as a reduction of inventory for drugs which have not yet been sold. The rebate recorded is adjusted, if necessary, after the third party validates the appropriate data and notifies the Company of its agreement under the terms of the contract.

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from PDPs under Medicare Part D, institutional healthcare providers, state Medicaid programs, other government agencies, third party insurance companies, and private payors. To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for credit losses to reduce the carrying value of such receivables to the extent it is probable that a portion or all of a particular account will not be collected, with the related expense recorded as a component of selling, general, and administrative expenses. The allowance for credit losses totaled $76.6 million and $45.0 million as of December 31, 2025 and 2024, respectively, and is reflected in accounts receivable, net of allowance for credit losses in our consolidated balance sheets.

We regularly monitor past due accounts and establish appropriate reserves to cover potential losses and consider historical experience, pricing discrepancies, the current economic environment, customer credit ratings and/or bankruptcies to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance and write off any amounts deemed uncollectible against the established allowance for credit losses. Activity in the allowance for credit losses for the years ended December 31, 2025 and 2024 included provisions of credit losses of $56.2 million and $34.0 million, respectively; write offs of $29.5 million and $40.7 million, respectively; and recoveries and other changes of $4.9 million and $5.8 million, respectively.

Inventories

Inventory is primarily located at the Company’s pharmacy locations. Inventory consists solely of finished products (primarily prescription drugs) and is valued at the lower of first-in, first-out cost or net realizable value. Physical inventory counts are performed, at a minimum, on a quarterly basis at all pharmacy sites. Inventory and cost of goods are adjusted based upon the results of the physical inventory counts.

Investments

We consolidate investments when the entity is a VIE and we are the primary beneficiary, or if we have controlling interests in the entity, which is generally ownership in excess of 50%. Third party equity interests in our consolidated joint ventures are reflected as noncontrolling interests or redeemable noncontrolling interests in our consolidated financial statements.

We account for investments in entities in which we have the ability to exercise significant influence under the equity method if we hold 50% or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. The book value of investments that we account for under the equity method of accounting totaled $0.7 million and $0.7 million as of December 31, 2025 and 2024, respectively, and is reflected in other assets within our consolidated balance sheets.

Goodwill and Intangible Assets

The Company tests goodwill for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company had six reporting units for the purpose of goodwill testing: Institutional Pharmacy, Home Infusion, Specialty Solutions, Hospice Pharmacy, Behavioral Health, and Home Health and Therapies. The Community Living business represents a portion of the Behavioral Health reporting unit. In 2025, 2024, and 2023, the Company performed a quantitative assessment of all reporting units as of October 1. Refer to Note 5 for discussion of results.

Our intangible assets consist primarily of customer relationships, trade names, and definite-lived licenses, which are amortized over two to twenty years, based on their estimated useful lives. We also have indefinite-lived intangible licenses. The Company tests all intangible assets for impairment at least annually, and more frequently if impairment indicators arise. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized. We elected to perform a qualitative assessment for all intangible assets for our annual impairment test in the fourth quarter of 2025, 2024, and 2023. As a result of our qualitative analyses, we determined that it was more-likely-than-not that the fair values of our indefinite-lived intangible assets were greater than their carrying values. We recorded impairment related to definite-lived intangible licenses of $10.8 million, $1.7 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, included within selling, general, and administrative expenses on the consolidated statements of operations.

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

Deferred Offering Costs

Deferred offering costs of $5.6 million, which consist of legal, accounting, filing, and other fees and costs directly attributable to the Company's IPO, were capitalized, and upon completion of the IPO in January 2024, were subsequently recorded in shareholders' equity as a reduction of proceeds during the first fiscal quarter. There were no deferred offering costs as of December 31, 2025 or 2024.

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

Income Taxes

The provision for income taxes is based upon the Company’s annual income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets generally represent items that will result in a tax deduction in future years for which we have already recorded the tax benefit in the accompanying consolidated income statements. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

We assess the likelihood that deferred tax assets will be realized from future taxable income. A valuation allowance is provided for deferred tax assets if it is more-likely-than-not that some portion or all of the net deferred tax assets will not be realized. The first step in determining the deferred tax asset valuation allowance is identifying reporting jurisdictions where we have a history of tax and operating losses or are projected to have losses in future periods as a result of changes in operational performance. We then determine if a valuation allowance should be established against the deferred tax assets for that reporting jurisdiction. The second step is to determine the amount of valuation allowance. We will generally establish a valuation allowance equal to the net deferred tax asset (deferred tax assets less deferred tax liabilities) related to the jurisdiction identified in step one of the analysis. In certain cases, we may not reduce the valuation allowance by the amount of the deferred tax liabilities depending on the nature and timing of future taxable income attributable to deferred tax liabilities.

With respect to net deferred tax assets, the Company considers all available positive and negative evidence to determine whether a valuation allowance is needed. This includes an analysis of net operating loss carryforwards available under law, anticipated future income or loss, as well as tax planning strategies. If the cumulative weight of evidence suggests that it is more-likely-than-not that all or some portion of the net deferred tax assets will not be realized, a full or partial valuation allowance will be recognized based upon the qualitative and quantitative evidence examined.

Our policy is to recognize interest related to unrecognized tax benefits as interest expense, and penalties as selling, general, and administrative expenses in the consolidated statements of operations.

Legal Contingencies

We are a party to numerous claims and lawsuits with respect to various matters. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. See Note 15.

Insurance Losses

We self-insure a substantial portion of our general and professional liability, automobile liability, workers’ compensation risks, and health benefits, subject to certain stop loss coverage at a high level of losses. Provisions for losses for workers’ compensation risks and health benefits are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 4.0% and 4.5% at December 31, 2025 and 2024, respectively. Provisions for general and professional and automobile liabilities are recorded on a claims-made basis, which includes estimates of fully developed losses for both reported and unreported claims. Accruals for general and professional and automobile liabilities are based on analyses performed internally by management. The liabilities are evaluated quarterly, and any adjustments are reflected in earnings in the period identified. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may differ from the amounts recorded.

Fair Value of Financial Instruments

The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

(a) Level 1	Quoted prices in active markets for identical assets or liabilities.
(b) Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability.
(c) Level 3	Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

At December 31, 2025 and 2024, the fair value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments. The carrying amounts of the Company’s long-term debt can differ from its fair value as the principal amounts outstanding are partially subject to fixed interest rates. The estimates of fair value are generally based on Level 2 inputs, including quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities. Our interest rate swaps are marked to market and therefore reflect their fair value. All debt classifications and interest rate swaps represent Level 2 fair value measurements (refer to Note 6). Contingent consideration, which is comprised of future earn-outs and a post-closing equity adjustment feature associated with an acquisition, represents a Level 3 fair value measurement as there is little or no market data available. Refer to Note 14.

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

We regularly review the carrying value of our right-of-use assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation, and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, operating results, as well as significant events or changes in the reimbursement or regulatory environment. If the undiscounted cash flows suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. We recorded a right-of-use asset impairment of $1.8 million, $2.3 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, included within selling, general, and administrative expenses on the consolidated statements of operations.

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

We regularly review the carrying value of long-lived assets, with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation, and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, operating results, as well as significant events or changes in the reimbursement or regulatory environment. If the undiscounted cash flows suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. There was no impairment for the years ended December 31, 2025, 2024, and 2023.

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

Recently Adopted Accounting Standards

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

The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective January 1, 2025, using the retrospective transition method. The adoption resulted in the restatement of comparative periods to reflect the new disclosure requirements. This ASU had no impact on the Company’s consolidated financial condition or results of operations. Refer to Note 8 for the related income tax disclosures.

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

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”), for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. The transaction is currently expected to close in the first fiscal quarter of 2026, subject to receipt of customary regulatory approvals and other closing conditions.

The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and has concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the Community Living business are classified as assets and liabilities held for sale in the accompanying consolidated balance sheets and the results of operations from the Community Living business are classified as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been retrospectively revised and recast to conform to this discontinued operations presentation. The Community Living business was historically presented as a part of the Provider Services reportable segment.

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributed to the Community Living business. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and consolidated debt. In addition, upon closing of the divestiture, we will enter into a transition services agreement (“TSA”) with the Purchaser to support the Purchaser's post-closing operations of the Community Living business by providing the Purchaser with certain transition services in exchange for service fees in the form of both fixed-price and pass through costs. Transition services will primarily include human resources, IT, facilities management, and compliance.

The financial results of the Community Living business are presented as income from discontinued operations on our consolidated statements of operations. The following table presents the financial results of the Community Living business (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Services revenue	$1,234,403	$1,194,258	$1,135,159
Cost of services	840,172	872,250	840,361
Gross profit	394,231	322,008	294,798
Selling, general, and administrative expenses	254,753	223,588	205,743
Operating income of discontinued operations	139,478	98,420	89,055
Interest expense, net	29,917	37,840	52,694
Income from discontinued operations before income taxes	109,561	60,580	36,361
Income tax expense from discontinued operations	25,244	12,170	10,930
Income from discontinued operations, net of income taxes	$84,317	$48,410	$25,431

The following table presents the aggregate carrying amounts of assets and liabilities held for sale for the Community Living business in the consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$107	$299
Accounts receivable, net of allowance for credit losses	136,875	125,872
Inventories	3,294	4,007
Prepaid expenses and other current assets	2,717	1,269
Total current assets held for sale	142,993	131,447
Property and equipment, net of accumulated depreciation of $104,314 and $110,417 at December 31, 2025 and 2024, respectively	83,465	69,715
Goodwill	307,640	307,640
Intangible assets, net of accumulated amortization	216,192	216,258
Operating lease right-of-use assets, net	129,005	88,717
Deferred income taxes, net	—	287
Other assets	2,894	5,343
Total assets held for sale	$882,189	$819,407
Liabilities
Current liabilities:
Trade accounts payable	$25,081	$17,366
Accrued expenses	59,038	60,791
Current portion of obligations under operating leases	32,749	30,755
Current portion of obligations under financing leases	7,691	8,651
Total current liabilities held for sale	124,559	117,563
Obligations under operating leases, net of current portion	57,771	58,147
Obligations under financing leases, net of current portion	12,766	18,461
Deferred income taxes, net	390	—
Long-term liabilities	508	569
Total liabilities held for sale	$195,994	$194,740

In accordance with ASC 205-20, all assets and liabilities held for sale are reported as current on the consolidated balance sheet at December 31, 2025 as the Community Living transaction is expected to close within one-year of the balance sheet date. The presentation of assets and liabilities held for sale on the consolidated balance sheet at December 31, 2024 are reported as current and noncurrent, consistent with the conclusion in the period, as the transaction did not meet the requirements of held for sale at that point in time.

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying consolidated statements of cash flows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities of discontinued operations:
Depreciation and amortization	$1,329	$42,338	$41,779
Share-based compensation	10,934	7,838	137
Impairment of long-lived assets	—	6,238	8,134

Cash flows from investing activities of discontinued operations:
Purchases of property and equipment	12,313	10,429	11,983

3. Revenues

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

	Pharmacy Solutions
	For the Years Ended December 31,
	2025		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$3,114.6	24.1%	$2,360.0	23.4%	$1,657.7	21.6%
Medicaid	1,093.2	8.5%	829.1	8.2%	656.1	8.5%
Medicare Part A	572.8	4.4%	546.4	5.4%	549.3	7.1%
Medicare Part B	76.4	0.6%	70.3	0.7%	61.2	0.8%
Medicare Part C	2,277.5	17.6%	1,547.1	15.4%	1,384.3	18.0%
Medicare Part D	4,097.8	31.7%	3,202.0	31.8%	2,031.9	26.4%
Private & other	213.5	1.8%	199.4	2.0%	182.0	2.4%
	$11,445.8	88.7%	$8,754.3	86.9%	$6,522.5	84.8%

	Provider Services
	For the Years Ended December 31,
	2025		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$188.7	1.5%	$168.1	1.7%	$152.5	2.0%
Medicaid	402.0	3.1%	337.4	3.3%	323.0	4.2%
Medicare Part A	521.5	4.0%	453.2	4.5%	409.3	5.3%
Medicare Part B	6.4	0.0%	25.6	0.3%	21.6	0.3%
Medicare Part C	135.6	1.1%	117.9	1.2%	66.1	0.9%
Private & other	210.6	1.6%	215.7	2.1%	196.0	2.5%
	$1,464.8	11.3%	$1,317.9	13.1%	$1,168.5	15.2%

	Consolidated
	For the Years Ended December 31,
	2025		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$3,303.3	25.6%	$2,528.1	25.1%	$1,810.2	23.6%
Medicaid	1,495.2	11.6%	1,166.5	11.5%	979.1	12.7%
Medicare Part A	1,094.3	8.4%	999.6	9.9%	958.6	12.4%
Medicare Part B	82.8	0.6%	95.9	1.0%	82.8	1.1%
Medicare Part C	2,413.1	18.7%	1,665.0	16.6%	1,450.4	18.9%
Medicare Part D	4,097.8	31.7%	3,202.0	31.8%	2,031.9	26.4%
Private & other	424.1	3.4%	415.1	4.1%	378.0	4.9%
	$12,910.6	100.0%	$10,072.2	100.0%	$7,691.0	100.0%

Refer to Note 17 for the disaggregation of revenues by segment.

4. Acquisitions

2025 Acquisitions

During the year ended December 31, 2025, we completed three acquisitions within the Provider Services segment for aggregate consideration net of cash acquired of $247.0 million. We entered into these transactions in order to expand our services and geographic offerings. The operating results of these acquisitions are included in our consolidated financial statements from the respective dates of the acquisition.

Amedisys and LHC Branches Acquisition

The Company entered into a purchase agreement with Amedisys, Inc., UnitedHealth Group Incorporated and certain of their respective subsidiaries, to purchase certain Amedisys home health and hospice care centers and certain UnitedHealth Group care centers (the “Amedisys and LHC Branches Acquisition”), which is comprised of 110 branches, for a total purchase price of $246.4 million, net of cash acquired. On December 1, 2025 and December 31, 2025, the Company closed on 103 branches and 4 branches, respectively, as a part of the Amedisys and LHC Branches Acquisition for aggregate consideration of $238.5 million net of cash acquired. The closing of the remaining three branches is expected to occur in fiscal year 2026, subject to customary regulatory approvals and other closing conditions.

Upon closing, we entered into a one-year TSA with the sellers to support our post-closing operations of the Amedisys and LHC Branches Acquisition. The sellers will continue to provide certain transition services in exchange for fixed-price service fees. Transition services primarily include finance and accounting, human resources, IT, and legal and compliance services. The fees associated with the services rendered under the TSA are not material to our results of operations and are recorded within selling, general, and administrative expenses in our consolidated statements of operations.

The Amedisys and LHC Branches Acquisition provides home health and hospice care services through several legal entities in 18 states, of which 17 states have closed as of December 31, 2025. Its results are consolidated within the Provider Services segment. The allocation of the purchase price is provisional as of December 31, 2025. Provisional amounts primarily relate to licenses, certain lease right-of-use assets and lease liabilities, working capital accounts (accounts receivable and certain accruals), and the valuation of redeemable noncontrolling interests. The provisional status is due to pending third‑party valuations, receipt of additional information from the sellers, and completion of certain closing procedures. We expect to complete the purchase price allocation no later than December 1, 2026. During the measurement period, we will record adjustments to provisional amounts with a corresponding adjustment to goodwill, reflecting facts and circumstances that existed as of the acquisition dates. The following table summarizes the consideration paid (in thousands) for the Amedisys and LHC Branches Acquisition and the provisional fair value of the assets acquired and the liabilities assumed at the respective acquisition dates.

Accounts receivable	$22,880
Prepaid expenses and other current assets	32
Property and equipment	5,580
Goodwill	175,042
Intangible assets	62,897
Operating lease right-of-use assets	12,604
Other assets	96
Trade accounts payable	730
Accrued expenses	10,631
Current portion of obligations under operating leases	4,177
Current portion of obligations under financing leases	1,746
Obligations under operating leases, net of current portion	8,427
Obligations under financing leases, net of current portion	3,570
Long-term liabilities	2,773
Redeemable noncontrolling interests	8,639
Noncontrolling interests	(21)
Aggregate purchase price, net of cash acquired	$238,459

The Company acquired eight joint ventures as a part of the transaction which are recorded as redeemable noncontrolling interests and noncontrolling interests on the consolidated balance sheet.

We have estimated the fair value of acquired licenses of $62.9 million based upon a third-party valuation. The definite-lived licenses have an estimated weighted average useful life of 10.0 years, and $56.0 million of licenses were assigned an indefinite life. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

The Amedisys and LHC Branches Acquisition contributed $25.3 million in revenue and $1.2 million in operating income from the date acquired through the year ended December 31, 2025.

The following table contains the unaudited pro forma consolidated financial information for the year ended December 31, 2025, assuming that the Amedisys and LHC Branches Acquisition transaction closed on January 1, 2024 (in thousands):

	For The Years Ended
	December 31,
	2025	2024
Revenue	$13,255,587	$10,413,024
Operating income	$318,968	$135,722
Net income (loss) attributable to BrightSpring Health Services, Inc.	$123,662	$(46,201)

These pro forma results include adjustments for current factors that would affect the business, including non-recurring transaction costs, depreciation, amortization of acquired intangible assets, and income taxes based on the Company's statutory tax rate. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2024 and does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Others

Aggregate consideration for the two other acquisitions completed in 2025 was approximately $8.5 million. No cash was acquired as a part of these transactions. The operating results of the acquisitions are not material to our results of operations. Measurement period adjustments for these acquisitions recorded in the year ended December 31, 2025 were not material to the consolidated financial statements.

The Company expects to finalize the purchase price allocation for the 2025 acquisitions prior to the one-year anniversary date of each acquisition. During the year ended December 31, 2025, the Company incurred approximately $14.5 million in transaction costs related to all aforementioned acquisitions completed in 2025. These costs are included in selling, general, and administrative expenses in our consolidated statements of operations.

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

Haven Hospice

The following table summarizes the consideration paid (in thousands) for the September 1, 2024 acquisition of North Central Florida Hospice, Inc. (“Haven Hospice”) and the fair value of the assets acquired and the liabilities assumed at the acquisition date, which has been adjusted for immaterial measurement-period adjustments through September 1, 2025. Haven Hospice provides hospice and palliative care services in the state of Florida. Its results are consolidated within the Provider Services segment.

Inventories	$45
Property and equipment	495
Goodwill	45,614
Intangible assets	19,860
Operating lease right-of-use assets	7,157
Trade accounts payable	1,264
Current portion of obligations under operating leases	2,235
Obligations under operating leases, net of current portion	4,922
Aggregate purchase price	$64,750

Consideration for the Haven Hospice acquisition included a $15.0 million cash payment, $15.0 million seller note payable in 2028, and $30.0 million of the Company's common stock equal to 2,471,251 shares. The number of shares was calculated by dividing $30.0 million by a price per share equal to the average of the volume weighted average trading price of the Company's common stock on each of the fifteen consecutive trading days ending on and including the trading day that is three trading days prior to the closing date, as required by the asset purchase agreement. The sellers were restricted from trading during a 180-day lock-up period from closing with agreed-upon sale volume limitations for four years thereafter. The asset purchase agreement also includes a post-closing adjustment feature to the extent any losses are incurred by the sellers in the sale of their common stock for four years following closing with a final equity adjustment feature (see Note 14).

The intangible assets consist of $14.8 million in indefinite-lived licenses and $5.1 million of trade name that have an estimated useful life of 10.0 years. The fair value of acquired licenses and trade name were based upon a third-party valuation. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

Haven Hospice contributed $68.9 million and $19.8 million in revenue and $7.8 million and $1.0 million of operating income during the years ended December 31, 2025 and 2024, respectively. Pro forma financial data for the Haven Hospice acquisition has not been included as the results of the operations are not material to our consolidated financial statements.

Others

The following table summarizes the consideration paid (in thousands) for 2024 acquisitions, excluding Haven Hospice, and the estimated fair value of the assets acquired and the liabilities assumed at the acquisition dates, which were adjusted for immaterial measurement-period adjustments through December 31, 2025. Consideration for acquisitions by the Pharmacy Solutions and Provider Services segments was $27.0 million and $18.9 million, respectively.

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

The above acquisitions contributed approximately $81.3 million and $59.9 million in revenue and $(0.4) million, which included $3.0 million of non-cash intangible impairment, and $5.0 million in operating (loss) income during the years ended December 31, 2025 and 2024, respectively. Pro forma financial data for the 2024 acquisitions has not been included as the results of the operations are not material to our consolidated financial statements.

Measurement period adjustments for all aforementioned acquisitions completed in 2024 recorded during the year ended December 31, 2025 were not material to the consolidated financial statements. The Company finalized the purchase price allocation for the 2024 acquisitions prior to the one-year anniversary date of each acquisition.

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

5. Goodwill and Intangible Assets

In 2025, 2024, and 2023, the Company performed a quantitative assessment of all reporting units as of October 1. We utilized a combination of the discounted cash flow analysis or “income approach” (50%) and the “market approach” (50%).

Our 2025, 2024, and 2023 goodwill impairment analyses concluded that the fair values of all reporting units were in excess of their carrying amounts. Subsequent to completing our goodwill impairment tests, no further indicators of impairment were identified. Based on these analyses, we recorded no goodwill impairment for the years ended December 31, 2025, 2024, and 2023.

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

A summary of changes to goodwill is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2024*	$833,989	$1,466,783	$2,300,772
Goodwill added through acquisitions	7,063	56,144	63,207
Measurement period adjustments	—	237	237
Foreign currency adjustments	—	(332)	(332)
Goodwill at December 31, 2024*	$841,052	$1,522,832	$2,363,884
Goodwill added through acquisitions	—	181,472	181,472
Measurement period adjustments	—	128	128
Foreign currency adjustments	—	189	189
Goodwill at December 31, 2025*	$841,052	$1,704,621	$2,545,673

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million, which were incurred in fiscal year 2022.

Intangible assets are as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$502,160	$356,146	$146,014	$542,137	$335,647	$206,490	5-20
Trade names	318,768	154,601	164,167	332,977	140,020	192,957	2-20
Licenses	67,395	18,886	48,509	68,425	17,528	50,897	10-20
Doctor/payor network	5,650	4,987	663	12,730	10,965	1,765	5-8
Covenants not to compete	6,654	4,717	1,937	8,790	5,886	2,904	2-7
Other intangible assets	10,940	7,925	3,015	10,940	6,362	4,578	5-7
Total definite-lived assets	$911,567	$547,262	$364,305	$975,999	$516,408	$459,591
Licenses	193,250	—	193,250	135,633	—	135,633	Indefinite
Total intangible assets	$1,104,817	$547,262	$557,555	$1,111,632	$516,408	$595,224

Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $91.1 million, $95.3 million, and $103.3 million, respectively.

As of December 31, 2025, total estimated amortization expense for the Company’s definite-lived intangible assets for the next five years and thereafter is as follows (in thousands):

2026	$79,888
2027	46,935
2028	39,876
2029	34,000
2030	33,108
Thereafter	130,498
$364,305

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	December 31, 2025		December 31, 2024
	Rate	Amount	Rate	Amount
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.22%	$2,521,255	6.86%	$2,546,787
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	6.47%	—	7.61%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	8.50%	—	9.75%	63,300
Amortizing Notes (1)		31,360		53,804
Notes payable and other		17,129		19,428
Total debt		2,569,744		2,683,319
Less: debt issuance costs, net		62,200		72,736
Total debt, net of debt issuance costs		2,507,544		2,610,583
Less: current portion of long-term debt		52,340		48,725
Total long-term debt, net of current portion		$2,455,204		$2,561,858

(1) See Note 7 for discussion of Amortizing Notes.

As of December 31, 2025, maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

2026	$52,340
2027	32,135
2028	40,549
2029	25,549
2030	25,549
Thereafter	2,393,622
$2,569,744

See Note 13 for maturities of obligations under financing leases.

The following discussion summarizes the debt agreements and related extinguishments and modifications for the years ended December 31, 2025 and 2024.

Obligations under the First Lien Facility is guaranteed by Phoenix Guarantor, Inc., a subsidiary of the Company, and each of its current and future direct and indirect subsidiaries other than (among others) (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) certain receivables financing subsidiaries, (v) certain immaterial subsidiaries and (vi) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including capital stock of subsidiaries.

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

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The following table presents the estimated fair values of the Company’s debt obligations as of December 31, 2025 (in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of December 31, 2025	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$2,521,255	$—	$2,540,164	$—
Amortizing Notes	31,360	—	31,948	—
Total debt instruments	$2,552,615	$—	$2,572,112	$—

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

On February 21, 2024, we used a portion of the net proceeds received from the IPO Offerings to repay $343.3 million of the borrowings under the First Lien, and amended the First Lien to establish a new Tranche B-4 Term Loan (“Tranche B-4”) in an aggregate principal amount of $2,566.0 million. The proceeds from Tranche B-4 borrowings were used to refinance the equivalent amount of the remaining First Lien Tranches B-1, B-2, and B-3 borrowings at a rate equal to SOFR plus 3.25% with a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments were due on the last business day of each quarter, which commenced in the second fiscal quarter of 2024 and equated to 0.25% of the principal at issuance, with a balloon payment due in February 2031.

On December 11, 2024, we amended the First Lien to refinance Tranche B-4 by establishing a Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million at a rate equal to, at our option, (a) SOFR plus 2.50% or (b) ABR plus 1.50% with a maturity date of February 21, 2031. The non-cash transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which commenced in the first fiscal quarter of 2025 and equate to 0.25% of the principal at issuance, with a balloon payment due in February 2031.

Revolving Credit Facility

The First Lien also extends credit in the form of Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien modification on February 21, 2024, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 3.25% for the Revolving Credit Loans or ABR plus 2.25% for the Swingline Loans. As of December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding. As of December 31, 2024, the Company had $63.3 million of borrowings outstanding under the Revolver and no letters of credit reducing the available borrowing capacity to approximately $411.7 million.

The Company’s First Lien also provides for an additional letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. On September 17, 2024, the Company amended the First Lien to increase the LC Facility from $55.0 million to $65.0 million. As of December 31, 2025 and 2024, there were $62.8 million and $61.8 million of letters of credit outstanding under the LC Facility, respectively, resulting in an available borrowing capacity of $2.2 million and $3.2 million, respectively.

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

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. Taken together with the related debt, these swaps create the economic equivalent of fixed-rate debt, up to the notional amount of the hedged debt. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company mitigates counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

The following table summarizes our interest rate swaps designated as cash flow hedges (in millions):

	Notional Amount as of
Financial Institution	December 31, 2025	December 31, 2024	Effective Dates	Fixed Rates
Credit Suisse	$—	$500	3-year period ending September 30, 2025	3.41650%
Morgan Stanley	—	1,050	3-year period ending September 30, 2025	3.42000%
Credit Agricole Corporate and Investment Bank	—	450	3-year period ending September 30, 2025	3.52410%
Matured contracts	$—	$2,000

Credit Agricole Corporate and Investment Bank	$500	$—	1-year period ending September 30, 2026	3.72500%
Mizuho Capital Markets	500	—	1-year period ending September 30, 2026	3.61121%
Credit Agricole Corporate and Investment Bank	250	—	3-year period ending September 30, 2028	3.33150%
Morgan Stanley	250	—	3-year period ending September 30, 2028	3.17700%
Existing contracts	$1,500	$—

Mizuho Capital Markets	$500	$—	2-year period ending September 30, 2028	3.20220%
Forward starting contracts (1)	$500	$—

(1)
During the fourth fiscal quarter of 2025, we entered into a forward starting interest rate swap agreement, with a $500 million notional amount, to hedge the cash flow risk of variability in interest payment on our variable rate borrowings. The effective date of the forward starting interest rate swap agreement is September 30, 2026. As of December 31, 2025, this contract meets the criteria of a cash flow hedge.

The net fair value of the cash flow hedges as of December 31, 2025 and 2024 was $0.4 million liability and $10.6 million asset, respectively, and is reflected in prepaid expenses and other current assets, other assets, accrued expenses, and long-term liabilities in the consolidated balance sheets.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $15.2 million, $35.3 million, and $31.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. During the next twelve months, the Company expects approximately $0.8 million of losses will be reclassified into pre-tax earnings out of AOCI.

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

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital on the consolidated balance sheet. The value allocated to the Amortizing Notes are reflected in long-term debt, with payments expected in the next twelve months reflected in current portion of long-term debt, in the consolidated balance sheet. The long-term portion of the Amortizing Notes as of December 31, 2025 and 2024 was $6.6 million and $32.9 million, respectively. The short-term portion of the Amortizing Notes as of December 31, 2025 and 2024 was $24.8 million and $20.9 million, respectively. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and will be amortized through the maturity date using the effective interest rate method.

On each February 1, May 1, August 1, and November 1, we pay equal quarterly cash installments of $0.8438 per Amortizing Note commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $27.0 and $20.3 million in TEU principal and interest payments during the years ended December 31, 2025 and 2024, respectively.

The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes. At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the years ended December 31, 2025 and 2024, 4,384,020 and 31,211 TEUs were converted at the holder's option.

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

8. Income Taxes

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
U.S. operations	$137,723	$(95,555)	$(213,971)
Foreign operations	218	237	197
Income (loss) before income taxes	$137,941	$(95,318)	$(213,774)

Income tax expense (benefit) attributable to income (loss) from continuing operations before income taxes is summarized as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current provision:
Federal	$19,538	$1,296	$12,549
State	8,024	1,998	4,175
Foreign	35	50	39
Total current provision	27,597	3,344	16,763
Deferred provision:
Federal	1,524	(25,004)	(40,106)
State	4,024	(4,727)	(8,165)
Total deferred provision	5,548	(29,731)	(48,271)
Total income tax provision:
Federal	21,062	(23,708)	(27,557)
State	12,048	(2,729)	(3,990)
Foreign	35	50	39
Income tax expense (benefit)	$33,145	$(26,387)	$(31,508)

A reconciliation of the U.S. federal income tax rate of 21.0% to income tax expense (benefit) expressed as a percent of pretax income (loss) is as follows (in thousands):

	For the Years Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax rate	$28,968	21.0%	$(20,017)	21.0%	$(44,893)	21.0%
State and local income taxes, net of federal income tax effect (1)	9,518	6.9%	(719)	0.8%	(5,029)	2.4%
Foreign tax effects	(11)	0.0%	15	0.0%	12	0.0%
Tax credits:
Employment tax credits	(1,752)	(1.3)%	(2,609)	2.7%	(2,963)	1.4%
Other tax credits	(200)	(0.1)%	(300)	0.3%	(350)	0.2%
Nontaxable or nondeductible items:
Legal claims	130	0.1%	(12,915)	13.5%	24,150	(11.3)%
Share based compensation	(12,663)	(9.2)%	4,380	(4.6)%	(2,013)	0.9%
Executive compensation	8,187	5.9%	1,017	(1.1)%	—	—
Acquisition impacts	—	—	1,819	(1.9)%	—	—
Other	2,290	1.7%	2,950	(3.1)%	(1,436)	0.6%
Changes in unrecognized tax benefits	(1,322)	(1.0)%	(8)	0.1%	1,014	(0.5)%
Total	$33,145	24.0%	$(26,387)	27.7%	$(31,508)	14.7%

(1) State/local taxes in California, New York, New York City, Virginia, New Jersey and Florida made up the majority (greater than 50%) of the tax effect in this category.

On December 27, 2020, the Consolidated Appropriations Act was signed into law and extended the jobs credit provisions through 2025. Accordingly, jobs credits generated during the year have been recognized in the provision for income taxes for all years presented.

Net cash paid for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Federal	$18,431	$19,347	$27,297
Aggregated state and local jurisdictions	8,449	4,156	10,202
Disaggregated state and local jurisdictions:
Virginia	*	1,410	—
Foreign	90	40	—
Net cash paid for income taxes	$26,970	$24,953	$37,499

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Accrued expenses	$53,538	$44,957
Allowance for credit losses and contractual allowances	36,980	22,546
Net operating losses	13,389	18,796
Share-based compensation	22,361	15,799
IRC §163(j) interest	67,438	96,961
Operating lease liability	65,906	62,587
Interest rate swaps	93	—
Other	29,870	21,325
Deferred tax assets	289,575	282,971
Valuation allowances	(7,128)	(8,968)
Deferred tax assets, net	282,447	274,003

Deferred tax liabilities:
Operating lease right-of-use asset	(74,027)	(60,587)
Property and equipment	(11,789)	(6,575)
Goodwill and other intangible assets	(198,377)	(190,272)
Insurance recovery	(4,432)	(8,677)
Interest rate swaps	—	(2,604)
Deferred tax liabilities	(288,625)	(268,715)
Deferred income taxes, net	$(6,178)	$5,288

As of December 31, 2025, the Company has federal net operating loss (“NOL”) carryforwards of $11.3 million ($2.4 million deferred tax asset) that resulted from stock acquisitions the Company completed from 2013 through 2024. These NOLs are subject to limitations under Internal Revenue Code (“IRC”) §382. However, the Company expects that it will more-likely-than-not be able to use the recorded amount which takes into account the limitations of the carryforwards. The deferred tax asset for state NOL carryforwards is $4.3 million, net of the federal tax impact and valuation allowances of $7.1 million. The state NOLs have carryforward periods ranging from 1 to 20 years depending on the taxing jurisdiction.

The Company is subject to the business interest expense limitation under IRC §163(j), which generally caps deductible interest at 30% of adjusted taxable income. The limitation in any given year may be carried forward indefinitely and deducted as interest expense in future periods. The One Big Beautiful Bill Act, enacted July 4, 2025, introduced modifications to the §163(j) framework that may affect the Company’s future utilization of interest expense carryforwards. As of the reporting date, the Company has federal interest expense carryforwards of $259.6 million, resulting in a deferred tax asset of $54.5 million, and state deferred tax assets of $12.9 million available for utilization in future years.

A valuation allowance for deferred tax assets was provided as of December 31, 2025 and 2024 related to state income tax NOL carryforwards. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more-likely-than-not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year	$1,493	$1,502
Decrease related to prior year tax positions	—	(9)
Payments	(146)	—
Lapse of statute of limitations	(1,322)	—
Balance at end of year	$25	$1,493

The potential benefits included in the balance of total unrecognized tax benefits at December 31, 2025 and 2024 are immaterial, which if recognized, would have an immaterial effect on the effective tax rate in each respective year. Unrecognized tax benefits that reduce a NOL, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2020. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. Total accrued interest and penalties as of December 31, 2025 and 2024 are not material and are included in accrued expenses on the consolidated balance sheets.

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Non-trade receivables	$38,196	$45,428
Rebate receivable	32,407	49,538
Prepaid insurance	13,255	13,892
Inventory returns receivable	11,019	11,245
Prepaid maintenance	6,025	3,644
Income tax receivable	864	13,468
Interest rate swaps	—	10,633
Other prepaid expenses and current assets	16,826	13,462
Total prepaid expenses and other current assets	$118,592	$161,310

Other assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Other investments	$7,481	$1,427
Insurance recoveries	7,251	7,564
Cloud computing	6,017	7,362
Deposits	5,722	6,733
Deferred compensation	4,702	3,777
Notes receivable	4,012	8,577
Deferred debt issuance costs	1,764	2,470
Interest rate swaps	1,181	—
Equity method investments	721	420
Other assets	861	798
Total other assets	$39,712	$39,128

Accrued expenses consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Wages and payroll taxes	$131,162	$98,245
Checks in excess of cash balance	34,824	27,643
Compensated absences	31,543	24,360
Workers compensation insurance reserves	24,897	19,966
Health insurance reserves	15,389	14,934
Property insurance reserves	11,170	9,879
Legal settlements and professional fees	10,525	13,982
Deferred revenue	9,039	10,196
General and professional liability insurance reserves	7,696	8,328
Automobile insurance reserves	5,585	21,353
Taxes other than income taxes	3,506	1,985
Interest	1,507	8,779
Interest rate swaps	1,405	—
Contingent consideration	—	3,136
Other	44,776	32,960
Total accrued expenses	$333,024	$295,746

Long-term liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Workers compensation insurance reserves	$25,369	$25,360
General and professional liability insurance reserves	25,032	21,182
Automobile insurance reserves	9,849	9,034
Deferred compensation	4,702	3,777
Contingent consideration	750	5,250
Interest rate swaps	156	—
Other	707	6,587
Total long-term liabilities	$66,565	$71,190

10. Earnings Per Share (“EPS”)

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted net income (loss) per share of common stock is computed by giving effect to all potential weighted average dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to stock option awards subject to only a time-based condition is calculated using the treasury stock method, if dilutive. Stock option awards subject to a performance condition are not included in the denominator of the diluted EPS calculation using the treasury stock method for the year ended December 31, 2023, as the performance condition had not been satisfied. Upon completion of the IPO in January 2024, the performance condition was met and a portion of the Tier I options vested (Note 11). Thus, the number of additional shares of common stock related to stock option awards subject to a performance condition are included in the denominator of the diluted EPS calculation using the treasury stock method for the years ended December 31, 2025 and 2024, if dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) is reflected in the denominator of the diluted EPS calculation using the treasury stock method, if dilutive.

For the years ended December 31, 2025 and 2024, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For diluted EPS, the shares were assumed to be settled at a conversion factor based on the 20-day VWAP per share of the Company's common stock not to exceed 3.8461 shares per Purchase Contract, if dilutive. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For The Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) from continuing operations	$104,796	$(68,931)	$(182,266)
Less: Net loss attributable to noncontrolling interests	(1,553)	(2,459)	(2,232)
Net income (loss) from continuing operations attributable to common shareholders	106,349	(66,472)	(180,034)
Net income from discontinued operations	84,317	48,410	25,431
Net income (loss) attributable to common shareholders	$190,666	$(18,062)	$(154,603)

Denominator:
Weighted-average shares outstanding - basic	202,564	192,997	117,868

Effect of dilutive securities:
Stock options	8,865	—	—
RSUs	8,345	—	—
TEUs	—	—	—
Weighted-average shares outstanding - diluted	219,774	192,997	117,868

Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.53	$(0.34)	$(1.53)
Discontinued operations	$0.41	$0.25	$0.22
Net income (loss) per share	$0.94	$(0.09)	$(1.31)

Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.48	$(0.34)	$(1.53)
Discontinued operations	$0.39	$0.25	$0.22
Net income (loss) per share	$0.87	$(0.09)	$(1.31)

The following potentially common share equivalents were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented, as well as options that are contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	For The Years Ended December 31,
	2025	2024 (1)	2023 (1)
Stock options	259	14,936	14,140
RSUs	—	10,587	—
TEUs	—	—	—
Total	259	25,523	14,140

(1) The dilutive effect of stock options were excluded from the computation of loss per share because the assumed proceeds from the awards' exercise were greater than the average market price of the common shares.

All share and per share amounts have been retroactively adjusted to reflect the effects of a 15.7027-for-one stock split that occurred in January 2024 in conjunction with the IPO Offerings.

11. Share-Based Compensation

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

The Company recorded share-based compensation expense on the consolidated statements of operations for the periods indicated as follows (in thousands):

	For The Years Ended December 31,
	2025	2024	2023
Cost of goods	$2,704	$2,115	$—
Cost of services	$3,884	$3,296	$—
Selling, general, and administrative expense	$52,577	$55,925	$3,780

In addition to the amounts above, the Company recognized $10.9 million, and $7.8 million of share-based compensation expense attributable to discontinued operations for the years ended December 31, 2025 and 2024, respectively. Share-based compensation expense attributable to discontinued operations for the year ended December 31, 2023 was immaterial.

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

All options have a 10-year life and we record forfeitures as they occur.

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

Summary details for RSUs

The following table summarizes the RSU activity under the 2024 Incentive Plan for the period presented:

	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding RSUs at January 1, 2025	10,587,226	$11.85	2.51	$180.3
Granted	1,931,654	17.93
Forfeited	(1,364,458)	11.64
Vested	(1,948,306)	14.03
Outstanding RSUs at December 31, 2025	9,206,116	$12.68	1.73	$344.8

As of December 31, 2025, there was $53.9 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.9 years related to unvested RSUs, of which, $13.3 million relates to awards associated with discontinued operations. The vesting terms of all RSUs range from 0.25 to 5 years. The total intrinsic value of RSUs vested during the years ended December 31, 2025 and 2024 was $42.0 million and $3.1 million, respectively. The excess tax benefit associated with vested RSUs for the years ended December 31, 2025 and 2024 was not material.

Summary details for Stock Options

The following table summarizes the Time-Based Options stock incentive plan activity under the 2017 Stock Plan and the 2024 Incentive Plan for the period presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding options at January 1, 2025	8,278,818	$9.98	$35.5	$64.2	6.1
Granted	3,009,601	17.70	24.9
Forfeited, repurchased or expired	(406,848)	13.94	(2.6)
Exercised	(1,010,014)	8.40	(3.5)
Outstanding options at December 31, 2025	9,871,557	$12.35	$54.3	$247.8	6.4

Exercisable options at December 31, 2025	6,065,430	$9.52	$23.70	$168.4	4.8

The following table summarizes the Tier I and II Performance Option stock incentive plan activity under the 2017 Stock Plan for the period presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Term (years)
Outstanding options at January 1, 2025	6,656,999	$7.82	$13.8	$63.9	5.0
Granted	—	—	—
Forfeited, repurchased or expired	(366,842)	12.21	(1.0)
Exercised	(2,340,254)	7.07	(4.6)
Outstanding options at December 31, 2025	3,949,903	$7.86	$8.2	$116.9	4.0

Exercisable options at December 31, 2025	880,300	$9.13	$2.00	$24.9	4.3

Cash received from stock option exercises for the years ended December 31, 2025, 2024 and 2023 was $25.3 million, $1.5 million, and $0.6 million, respectively. The excess tax benefit associated with stock options for the year ended December 31, 2025 was $13.2 million. There were no material tax benefits realized in our tax returns from tax deductions associated with share based compensation for 2024 and 2023.

As of December 31, 2025, there was $13.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.1 years related to unvested stock options. The total intrinsic value of stock options exercised in the years ended December 31, 2025, 2024, and 2023 was $64.5 million, $1.5 million, and $1.1 million, respectively. The total fair value at grant date of awards that vested was $8.5 million, $14.6 million, and $3.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Fair Value Assumptions

The Company estimates the fair value of options granted using the Black-Scholes-Merton model for Time-Based Options under the 2017 Stock Plan and 2024 Incentive Plan, and a Monte Carlo simulation for Performance Options granted under the 2017 Stock Plan. The assumptions used to calculate the fair value of options granted are evaluated and modified, as necessary, to reflect current market conditions and experience. The Company estimates the volatility of its common stock utilizing the historical re-levered volatility, re-levered to account for differences in leverage, of the Company and its peer-group. The peer-group utilized consisted of eight companies, in the same or similar industries as the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield was based on the expectation that no dividends will be paid. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. In 2025, 2024, and 2023, the Company used a Simplified Method to estimate the expected term for the Time-Based Options, which assumes that options will be exercised early at a uniform rate over the period between vesting and the end of the contractual term, as adequate historical experience is not available to provide a reasonable estimate. For the Tier I and II Performance Options, the Company used management estimates of the performance events that trigger vesting and subsequent exercising of the options.

The following table summarizes the weighted average assumptions used to estimate the fair value of options granted during the periods presented:

	2025	2024	2023
Expected volatility (range)	40.0 - 42.0%	43.8 - 52.5%	35.0 - 50.0%
Risk free interest rate (range)	3.6 - 4.1%	3.9 - 4.1%	4.2 - 5.5%
Expected dividends	—	—	—
Average expected term (years)	6.0	6.0	0.5 - 7.5
Average fair value per share of time-based stock options based on the Black-Scholes-Merton model (dollars)	$8.33	$6.86	$9.69
Average fair value per share of performance stock options based on the Monte Carlo simulation (dollars)	—	—	$3.10
Weighted average fair value of options granted (in millions)	$25.06	$11.40	$9.20

12. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Land and land improvements	$2,120	$2,106
Furniture and equipment	244,505	201,364
Software	234,445	213,358
Buildings	9,495	8,806
Leasehold improvements	76,683	65,432
Property and equipment under finance lease (Note 13)	39,640	28,357
Construction in progress	2,679	1,039
Property and equipment	609,567	520,462
Less: accumulated depreciation	404,878	339,892
Property and equipment, net	$204,689	$180,570

Depreciation expense is recorded within cost of goods, cost of services, and selling, general, and administrative expenses within our consolidated statements of operations, depending on the nature of the underlying fixed assets. Depreciation expense was $71.8 million, $66.8 million and $57.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

13. Lease Arrangements

The Company's population of leases includes provider and pharmacy locations, office space, and equipment, which have expiration dates through 2034. Real estate and office space leases generally contain renewal options for periods ranging from 3 to 10 years. The Company is not reasonably certain to exercise the renewal options on most provider real estate, office space, and equipment leases, and, as a result, these options are excluded from the determination of the lease term, and any potential payments related to such renewal periods are not included in the measurement of lease liabilities and right-of-use assets. Generally, for pharmacy real estate leases, the initial lease term is equivalent to the first term plus one renewal option.

Lease expense consists of operating and finance lease costs, short-term lease costs, and variable lease costs, which primarily include common area maintenance, real estate taxes, and insurance for the Company’s real estate leases.

Lease expense is summarized as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Finance leases:
Amortization of right-of-use assets	$3,906	$4,293	$3,356
Interest on lease liabilities	893	2,443	2,254
Operating leases:
Operating lease cost	56,687	55,110	52,226
Short-term lease cost	6,001	4,952	5,069
Variable lease cost	8,270	8,344	8,179
Total lease costs	$75,757	$75,142	$71,084

Future minimum lease payments of our leases as of December 31, 2025 are as follows (in thousands):

Fiscal Year	Finance Lease Costs	Operating Lease Costs
2026	$7,833	$53,793
2027	6,788	49,308
2028	5,193	38,989
2029	2,825	26,438
2030	461	18,491
Thereafter	50	22,491
Total future minimum lease payments	$23,150	$209,510
Less: imputed interest	1,812	31,154
Total present value of lease liabilities	$21,338	$178,356

Supplemental Cash Flow & Other Information

Supplemental cash flow information related to leases are summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(893)	$(2,443)	$(2,254)
Financing cash flows from finance leases	(4,624)	(4,220)	(4,082)
Operating cash flows from operating leases	(58,206)	(55,269)	(51,621)
Right-of-use assets obtained in exchange for new finance lease liabilities	16,977	3,171	3,726
Right-of-use assets obtained in exchange for new operating lease liabilities	57,097	38,718	35,555
Weighted-average remaining lease term (in years):
Finance leases	3.3	3.1	3.1
Operating leases	4.5	4.9	5.5
Weighted-average discount rate:
Finance leases	6.7%	6.7%	7.2%
Operating leases	6.7%	6.8%	7.1%

14. Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The financial assets or liabilities recorded at fair value on a recurring basis are set forth in the table below (in thousands):

	December 31, 2025	December 31, 2024	Valuation Technique
Assets:
Interest rate swaps (Level 2)	$1,181	$10,633	A
Total assets	$1,181	$10,633

Liabilities:
Interest rate swaps (Level 2)	$1,561	$—	A
Contingent consideration (Level 3)	750	8,386	C
Total liabilities	$2,311	$8,386

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

The fair values of the liabilities associated with future earn outs were derived using the income approach with unobservable inputs, which included future earnings forecasts and present value assumptions, and there was little or no market data (Level 3). The Company will re-assess the fair values at each reporting period thereafter until settlement.

The preliminary fair value of the liability associated with the post-closing equity adjustment feature related to the Haven Hospice acquisition was derived with unobservable inputs using a Monte Carlo simulation, where the common stock price of the Company was evolved using a Geometric Brownian Motion over a period from the valuation date to the end of the fourth anniversary of closing. Estimated equity volatility was based on historical volatility, implied volatility, and peer group volatility over various periods. The Company will re-assess the fair value at each reporting period with changes in value being recorded through the consolidated statements of operations. The ultimate settlement of the liability will be through either issuance of additional equity shares and/or additional cash paid in the case of net realized losses on sales; or reduction of the outstanding balance of the seller note, in the case of net aggregate realized gain on sales up to the amounts previously paid.

The following table summarizes the changes in fair value of the Company’s contingent consideration (in thousands):

Balance at January 1, 2024	$5,331
Additions of acquisition earn-out	200
Addition of post-closing equity adjustment feature	4,750
Contingent consideration payments	(4,156)
Change in fair value	2,261
Balance at December 31, 2024	$8,386
Adjustment to post-closing equity adjustment feature	(4,000)
Contingent consideration payments	(6,370)
Change in fair value	2,734
Balance at December 31, 2025	$750

Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, such as goodwill and long-lived assets are adjusted to fair value when an impairment charge is recognized.

During the years ended December 31, 2025 and 2024, we recorded no goodwill impairment.

Long-lived assets include operating lease assets and definite-lived intangible assets. During the years ended December 31, 2025 and 2024, we concluded that sufficient indicators existed to require us to perform recoverability tests by comparing the sum of the estimated undiscounted future cash flows attributable to the assets to their carrying values. Approximately $12.6 million and $4.0 million of impairment charges related to definite-lived intangible assets and operating lease right-of-use assets were recorded in continuing operations for the years ended December 31, 2025 and 2024, respectively. The fair value of these assets at the time of impairment was determined to be zero. To determine fair value, we used the income approach, which assumes that the future cash flows reflect current market expectations. These fair value measurements require significant judgment using Level 3 inputs, such as discounted cash flows from operations, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions.

If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods.

15. Commitments and Contingencies

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

The District Court issued an order dismissing the case in full in 2016. In 2018, however, the Third Circuit Court of Appeals issued an order reinstating the case. In April 2023, the District Court issued an order denying Relator’s motion seeking to strike portions of the opinions of PharMerica’s experts and granted in part PharMerica’s motions to exclude Relator’s experts. On June 28, 2023, the District Court issued an order setting a trial date of December 4, 2023. On November 6, 2023, the District Court denied our motion for summary judgment. On November 18, 2023, the Company agreed to settle the matter without admitting liability. On May 29, 2024, the parties entered into a final settlement agreement, which was approved by both the United States Department of Justice and the District Court. The total financial impact of the settlement was $120.0 million; $110.0 million was paid during the year ended December 31, 2024, and the remaining $10.0 million was paid during the year ended December 31, 2025. The District Court entered an order dismissing the Silver action in its entirety, with prejudice, on July 3, 2024.

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

Prior to the termination of the Monitoring Agreement, the Company recognized $0.7 million in monitoring and advisory fees during the first fiscal quarter of 2024 as a component of selling, general, and administrative expenses in our accompanying consolidated statements of operations compared to $5.6 million for the year ended December 31, 2023.

As a result of the termination of the Monitoring Agreement and in accordance with the agreement, the Company paid $22.7 million in termination fees to KKR and WBA. The termination fees were recognized in the first fiscal quarter of 2024 as selling, general, and administrative expense in our consolidated statement of operations.

KKR Capital Markets LLC (“KCM”), a wholly owned subsidiary of KKR, acted as an underwriter in the IPO Offerings during the first fiscal quarter of 2024 and received $7.4 million in underwriting discounts and commission. In connection with debt refinancing in 2024 and the Revolver upsize in 2023, the Company paid underwriter, arranger, and transaction fees to KCM of $3.7 million and $2.4 million, respectively. These fees are included within selling, general, and administrative expenses in our consolidated statement of operations for the years ended December 31, 2024 and 2023. There were no similar fees paid to KCM in 2025.

KKR has ownership interests in a broad range of portfolio companies, and we may enter into commercial transactions for goods or services in the ordinary course of business with these companies. We do not believe such transactions are material to our business.

The Company had agreements with WBA and/or certain of its affiliates under which the Company purchases significant volume of inventory, including a Joinder Agreement to the Pharmaceutical Purchase and Distribution Agreement (the “WBAD Membership Agreement”) between WBA and AmeriSourceBergen Drug Corporation (“ABDC”). The WBAD Membership Agreement was terminated in the first fiscal quarter of 2025, and we entered into a separate agreement with ABDC on February 1, 2025.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s consolidated statements of operations as follows (in thousands):

	For the Year Ended December 31, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Product revenue	$11,445,777	$—	$11,445,777
Service revenue	—	1,464,787	1,464,787
Cost of drugs	9,782,109	—	9,782,109
Cost of services	—	885,356	885,356
Other direct costs (1)	725,322	—	725,322
Segment selling, general, and administrative expenses (2)	502,042	374,256	876,298
Segment depreciation and amortization expense (3)	107,198	27,479	134,677
Segment EBITDA	$543,502	$232,654	$776,156

	For the Year Ended December 31, 2024
	Pharmacy Solutions	Provider Services	Total Segments
Product revenue	$8,754,282	$—	$8,754,282
Service revenue	—	1,317,932	1,317,932
Cost of drugs	7,368,426	—	7,368,426
Cost of services	—	797,286	797,286
Other direct costs (1)	640,075	—	640,075
Segment selling, general, and administrative expenses (2)	462,219	340,034	802,253
Segment depreciation and amortization expense (3)	111,103	24,675	135,778
Segment EBITDA	$394,665	$205,287	$599,952

	For the Year Ended December 31, 2023
	Pharmacy Solutions	Provider Services	Total Segments
Product revenue	$6,522,450	$—	$6,522,450
Service revenue	—	1,168,566	1,168,566
Cost of drugs	5,291,630	—	5,291,630
Cost of services	—	711,304	711,304
Other direct costs (1)	549,086	—	549,086
Segment selling, general, and administrative expenses (2)	426,521	310,747	737,268
Segment depreciation and amortization expense (3)	115,749	22,897	138,646
Segment EBITDA	$370,962	$169,412	$540,374

(1)
Other direct costs primarily includes direct labor costs, delivery costs, insurance, and depreciation and amortization expense that relates to revenue-generating assets.
(2)
Segment selling, general, and administrative expenses includes indirect labor costs, depreciation and amortization, insurance, rent, lease, supplies, professional services, maintenance, repairs, utilities, and communications expense.
(3)
Total segment depreciation and amortization expense is presented in other direct costs, costs of services, and segment general and administrative expenses, based on the associated asset.

	For the Years Ended December 31,
	2025	2024	2023
Reconciliation of income or loss:
Total Segment EBITDA	$776,156	$599,952	$540,374
Segment depreciation and amortization	134,677	135,778	138,646
Expenses not allocated at segment level:
Selling, general, and administrative expenses	317,956	329,854	321,692
Depreciation and amortization	28,271	26,366	21,911
Loss on extinguishment of debt	—	12,726	—
Interest expense, net	157,311	190,546	271,899
Income tax expense (benefit)	33,145	(26,387)	(31,508)
Net income (loss) from continuing operations	$104,796	$(68,931)	$(182,266)

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, which is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, which is incorporated into this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, which is incorporated into this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, which is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, which is incorporated into this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following Consolidated Financial Statements, notes related thereto and reports of independent auditors are included in Item 8 of this Report:

•
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)
•
Consolidated Balance Sheets as of December 31, 2025 and 2024
•
Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024, and 2023
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
•
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All financial statements schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Purchase Agreement, dated January 17, 2025, by and among Res-Care, Inc., certain other affiliated entities, National Mentor Holdings, Inc., and BrightSpring Health Services, Inc. (solely for purposes of Section 5.24).	8-K	001-41938	2.1	1/21/2025
2.2	First Amendment to Purchase Agreement, dated December 5, 2025, by and among Res-Care, Inc., certain other affiliated entities, National Mentor Holdings, Inc., and BrightSpring Health Services, Inc.
3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.7	Registration Rights Agreement, dated as of December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
4.8	Description of Securities.
10.1	Amended and Restated Stockholders’ Agreement, dated as of March 5, 2019, among Registrant, KKR Phoenix Aggregator L.P., Walgreen Co., KKR Americas Fund XII L.P., Walgreens Boots Alliance, Inc., and PharMerica Corporation.	S-1/A	333-276348	10.1	1/10/2024
10.2	Management Stockholders’ Agreement, dated as of December 7, 2017, by and among the Registrant, KKR Phoenix Aggregator, L.P., and the other parties thereto.	S-1/A	33-276348	10.16	1/10/2024
10.3	First Lien Credit Agreement, dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent.	S-1/A	333-276348	10.2	1/10/2024
10.4	Technical Amendment, dated as of May 17, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.3	1/10/2024
10.5	Joinder Agreement, dated as of September 30, 2019, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.4	1/10/2024
10.6	Amendment No. 1, dated as of January 30, 2020, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.5	1/10/2024
10.7	Joinder Agreement and Amendment No. 2, dated as of June 30, 2020, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.6	1/10/2024
10.8	Joinder Agreement and Amendment No. 3, dated as of October 7, 2020, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.7	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.9	Amendment No. 4, dated as of April 8, 2021, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.8	1/10/2024
10.10	Joinder Agreement and Amendment No. 5, dated as of April 16, 2021, among Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.9	1/10/2024
10.11	Joinder Agreement and Amendment No. 6, dated as of June 30, 2023, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	S-1/A	333-276348	10.10	1/10/2024
10.12	Joinder Agreement and Amendment No. 7, dated as of February 21, 2024, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent to the First Lien Credit Agreement dated as of March 5, 2019, among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc.	10-Q	001-41938	10.1	5/2/2024
10.13	Joinder Agreement and Amendment No. 8, dated as of September 17, 2024, by and among Credit Agricole Corporate and Investment Bank, Phoenix Guarantor Inc., Phoenix Intermediate Holdings Inc., each 2020 Additional Revolving Credit Lender, each 2020 Letter of Credit Issuer, and Morgan Stanley Senior Funding, Inc., as Administrative Agent.	10-Q	001-41938	10.1	11/1/2024
10.14	Amendment No. 9, dated as of December 11, 2024, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding Inc. as administrative agent and collateral agent to the First Lien Credit Agreement, dated as of March 5, 2019, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (with amended First Lien Credit Agreement attached as Exhibit A).	8-K	001-41938	10.1	12/11/2024
10.15	Joinder Agreement and Eighth Amendment to the Pharmaceutical Purchase and Distribution Agreement, dated as of December 7, 2017, between Walgreens Boots Alliance, Inc. and certain of its affiliate, and AmerisourceBergen Drug Corporation and its affiliate acknowledged by PharMerica Corporation, to the Pharmaceutical Purchase and Distribution Agreement,	S-1/A	333-276348	10.17	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
	between Walgreens Boots Alliance, Inc., and certain of its affiliates, and AmerisourceBergen Drug Corporation and its affiliate, dated as of March 18, 2013.
10.16†	Employment Agreement between Phoenix Parent Holdings Inc. and Jon B. Rousseau, effective as of March 5, 2019.	S-1/A	333-276348	10.22	1/10/2024
10.17†	Amended and Restated Employment Agreement between Res-Care, Inc. and James Mattingly, dated December 14, 2017.	S-1/A	333-276348	10.23	1/10/2024
10.18†	Severance Agreement, dated April 14, 2025, by and between Res-Care, Inc., d/b/a BrightSpring Health Services, and James Mattingly.	8-K/A	001-41938	10.1	4/15/2025
10.19†	Employment Agreement between Res-Care, Inc. and Robert A. Barnes, effective as of July 9, 2018.	S-1/A	333-276348	10.24	1/10/2024
10.20†	Amended and Restated Employment Agreement, dated as of October 11, 2024, by and between Res-Care, Inc. and Steven S. Reed.	8-K	001-41938	10.1	10/11/2024
10.21†	Special Retention Agreement, dated as of October 11, 2024, by and between Res-Care, Inc. and Steven S. Reed.	8-K	001-41938	10.2	10/11/2024
10.22†	Employment Agreement between PharMerica Corporation and Jennifer Yowler, effective as of May 4, 2019.	S-1/A	333-276348	10.26	1/10/2024
10.23†	Transition Agreement and Release, between PharMerica Corporation and Jennifer Yowler, effective as of June 16, 2025.
10.24†	Amended and Restated Employment Agreement between Res-Care, Inc. and Jennifer Phipps, effective as of January 1, 2023.	10-K	001-41938	10.26	3/6/2025
10.25	Resignation Agreement, date as of June 20, 2025, by and between Abode Healthcare, Inc. and Michael McMaude.	8-K	001-41938	10.1	6/20/2025
10.26†	Employment Agreement, dated June 9, 2025, by and between PharMerica Corporation and Scott Greenwell.
10.27†	Amended and Restated Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan	S-1/A	333-260334	10.13	1/14/2024
10.28†	Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jon B. Rousseau, dated October 16, 2019.	S-1/A	333-276348	10.27	1/10/2024
10.29†	Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jon B. Rousseau, dated November 22, 2023.	S-1/A	333-276348	10.29	1/10/2024
10.30†	Form of Option Grant Notice and Agreement (Phoenix Parent Holdings Inc. 2017 Stock Incentive Plan) – Jim Mattingly, Robert Barnes, Steven Reed, and Jennifer Yowler.	S-1/A	333-276348	10.30	1/10/2024
10.31†	BrightSpring Health Services, Inc. 2024 Equity Incentive Plan.	8-K	001-41938	10.1	1/30/2024
10.32†	Form of Director Restricted Unit Agreement under the 2024 Equity Incentive Plan.	S-1/A	333-276348	10.22	1/17/2024
10.33†	Form of Employee Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (IPO Grants).	S-1/A	333-276348	10.23	1/17/2024
10.34†	Form of Employee Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (Post-IPO Grants).	S-1/A	333-276348	10.24	1/17/2024
10.35†	Form of Option Agreement under the 2024 Equity Incentive Plan (IPO Grants).	S-1/A	333-276348	10.25	1/17/2024
10.36†	Form of Option Agreement under the 2024 Equity Incentive Plan (Post-IPO Grants).	S-1/A	333-276348	10.26	1/17/2024
10.37†	Form of Director and Executive Officer Indemnification Agreement.	S-1/A	333-276348	10.31	1/10/2024

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.38†	BrightSpring Health Services, Inc. Senior Executive Cash Incentive Bonus Plan, adopted May 29, 2024.	8-K	001-41938	10.1	5/31/2024
19.1	Securities Trading Policy	10-K	001-31938	19.1	3/6/2025
21.1	Subsidiaries of BrightSpring Health Services, Inc.
23.1	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	BrightSpring Health Services, Inc. Incentive Compensation Clawback Policy.	10-K	001-41938	97.1	3/6/2024

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

BrightSpring Health Services, Inc.

Date: February 27, 2026	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon Rousseau	Chairman, President, and Chief Executive Officer	February 27, 2026
Jon Rousseau	(Principal Executive Officer)

/s/ Jennifer Phipps	Executive Vice President and Chief Financial Officer	February 27, 2026
Jennifer Phipps	(Principal Financial Officer and Principal Accounting Officer)

/s/ Hunter Craig	Director	February 27, 2026
Hunter Craig

/s/ Johnny Kim	Director	February 27, 2026
Johnny Kim

/s/ Max Lin	Director	February 27, 2026
Max Lin

/s/ Olivia Kirtley	Director	February 27, 2026
Olivia Kirtley

/s/ Timothy Wicks	Director	February 27, 2026
Timothy Wicks

/s/ Steve Miller	Director	February 27, 2026
Steve Miller