Form 10-Q
period 2026-03-31
BrightSpring Health Services, Inc.
filed 2026-05-01
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of April 28, 2026 was 193,918,398.

i

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “BrightSpring,” the “Company,” “we,” “us,” and “our” refer to BrightSpring Health Services, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current views with respect to, among other things, our operations, and financial performance. We have used words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words, or similar terms and phrases to identify forward-looking statements.

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
•
our ability to identify, successfully complete and manage acquisitions, joint ventures, divestitures and other significant transactions and strategic initiatives;
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
•
the significant interests of KKR Stockholder may conflict with our stockholders’ interests in the future;
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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$888,797	$88,370
Accounts receivable, net of allowance for credit losses	1,113,534	989,719
Inventories	560,166	815,180
Prepaid expenses and other current assets	126,806	118,592
Current assets held for sale	—	882,189
Total current assets	2,689,303	2,894,050
Property and equipment, net of accumulated depreciation of $421,329 and $404,878 at March 31, 2026 and December 31, 2025, respectively	201,885	204,689
Goodwill	2,533,555	2,545,673
Intangible assets, net of accumulated amortization	536,884	557,555
Operating lease right-of-use assets, net	173,333	171,632
Other assets	78,354	39,712
Total assets	$6,213,314	$6,413,311
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$1,091,434	$1,217,946
Accrued expenses	351,891	333,024
Current portion of obligations under operating leases	45,391	42,936
Current portion of obligations under financing leases	6,737	6,794
Current portion of long-term debt	52,960	52,340
Current liabilities held for sale	—	195,994
Total current liabilities	1,548,413	1,849,034
Obligations under operating leases, net of current portion	136,724	135,420
Obligations under financing leases, net of current portion	13,021	14,544
Long-term debt, net of current portion	2,444,871	2,455,204
Deferred income taxes, net	1,166	6,178
Long-term liabilities	79,226	66,565
Total liabilities	4,223,421	4,526,945
Redeemable noncontrolling interests	10,512	11,227
Shareholders' equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 193,209,722 and 192,124,125 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$1,932	$1,921
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,964,516	1,954,482
Retained earnings (accumulated deficit)	14,135	(74,647)
Accumulated other comprehensive loss	(1,265)	(6,691)
Total shareholders' equity	1,979,318	1,875,065
Noncontrolling interest	63	74
Total equity	1,979,381	1,875,139
Total liabilities, redeemable noncontrolling interests, and equity	$6,213,314	$6,413,311

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenues:
Products	$3,171,349	$2,532,171
Services	442,372	345,958
Total revenues	3,613,721	2,878,129
Cost of goods	2,870,575	2,328,215
Cost of services	260,924	211,545
Gross profit	482,222	338,369
Selling, general, and administrative expenses	360,773	287,630
Operating income	121,449	50,739
Interest expense, net	38,615	41,763
Income from continuing operations before income taxes	82,834	8,976
Income tax expense (benefit)	8,551	(240)
Income from continuing operations, net of income taxes	74,283	9,216
Income from discontinued operations, net of income taxes	74,327	19,794
Net income	148,610	29,010
Net loss attributable to noncontrolling interests included in continuing operations	(157)	(532)
Net income attributable to BrightSpring Health Services, Inc. and subsidiaries	$148,767	$29,542

Net income per common share (Note 10):
Basic income per share attributable to common shareholders:
Continuing operations	$0.36	$0.05
Discontinued operations	$0.37	$0.10
Net income per share	$0.73	$0.15
Diluted income per share attributable to common shareholders:
Continuing operations	$0.34	$0.05
Discontinued operations	$0.33	$0.09
Net income per share	$0.67	$0.14
Weighted average shares outstanding:
Basic	204,712	201,005
Diluted	221,321	214,927

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net income	$148,610	$29,010
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(92)	(38)
Cash flow hedges:
Net change in fair value, net of tax (1)	5,962	108
Amounts reclassified to earnings, net of tax (2)	(444)	(3,357)
Total other comprehensive income (loss), net of tax	5,426	(3,287)
Total comprehensive income	154,036	25,723
Comprehensive loss attributable to redeemable noncontrolling interests	(159)	(407)
Comprehensive income (loss) attributable to noncontrolling interest	2	(125)
Comprehensive income attributable to BrightSpring Health Services, Inc. and subsidiaries	$154,193	$26,255

(1)
The income tax effects of the net change in fair value were $(1,935) and $(33) for the three months ended March 31, 2026 and 2025, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $144 and $1,087 for the three months ended March 31, 2026 and 2025, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2025	192,124,125	$1,921	$1,954,482	$(74,647)	$(6,691)	$74	$1,875,139
Net income (1)	—	—	—	148,767	—	2	148,769
Other comprehensive income, net of tax	—	—	—	—	5,426	—	5,426
Share-based compensation	—	—	3,676	—	—	—	3,676
Exercise of stock options	1,377,708	14	12,078	—	—	—	12,092
Issuance of common stock for settlement of RSUs	1,316,385	13	(13)	—	—	—	—
Tax effect of net share settlement of equity awards	(143,689)	(1)	(5,707)	—	—	—	(5,708)
Share repurchase	(1,464,807)	(15)	—	(59,985)	—	—	(60,000)
Other	—	—	—	—	—	(13)	(13)
Balances at March 31, 2026	193,209,722	$1,932	$1,964,516	$14,135	$(1,265)	$63	$1,979,381

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (loss) (1)	—	—	—	29,542	—	(125)	29,417
Other comprehensive loss, net of tax	—	—	—	—	(3,287)	—	(3,287)
Share-based compensation	—	—	15,681	—	—	—	15,681
Exercise of stock options	36,253	—	345	—	—	—	345
Issuance of common stock for settlement of RSUs	1,052,536	11	(11)	—	—	—	—
Tax effect of net share settlement of equity awards	(151,345)	(1)	(2,766)	—	—	—	(2,767)
Balances at March 31, 2025	175,183,434	$1,752	$1,880,099	$(192,613)	$(1,869)	$(125)	$1,687,244

(1) Net income (loss) to the Company for the three months ended March 31, 2026 and 2025 excludes $(159) and $(407), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Operating activities:
Net income	$148,610	$29,010
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,094	42,161
Change in fair value of contingent consideration, net	—	1,698
Provision for credit losses	10,559	8,101
Amortization of deferred debt issuance costs	2,816	2,749
Share-based compensation	3,676	15,681
Deferred income taxes, net	(7,193)	4,031
Gain on sale of discontinued operations	(103,412)	—
Other	(72)	2,919
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(114,125)	(79,449)
Prepaid expenses and other current assets	(7,791)	23,973
Inventories	254,833	103,300
Trade accounts payable	(86,987)	(53,871)
Accrued expenses	11,030	8,643
Other assets and liabilities	(28,095)	(7,348)
Net cash provided by operating activities	$122,943	$101,598
Investing activities:
Purchases of property and equipment	$(21,544)	$(17,632)
Acquisitions of businesses	(42,203)	(6,754)
Proceeds from sale of discontinued operations	810,908	—
Other	232	195
Net cash provided by (used in) investing activities	$747,393	$(24,191)
Financing activities:
Long-term debt repayments	$(12,353)	$(11,792)
Repayments of the Revolving Credit Facility, net	—	(63,300)
Repurchase of shares of common stock	(60,000)	—
Proceeds from shares issued under share-based compensation plan	12,092	345
Taxes paid related to net share settlement of equity awards	(5,708)	(2,763)
Purchase of redeemable noncontrolling interest	—	(5,100)
Payments of financing lease obligations	(4,047)	(3,408)
Net cash used in financing activities	$(70,016)	$(86,018)
Net increase (decrease) in cash and cash equivalents	800,320	(8,611)
Cash and cash equivalents at beginning of period	88,477	61,253
Cash and cash equivalents at end of period	$888,797	$52,642
Cash and cash equivalents included in assets held for sale at end of period	—	305
Cash and cash equivalents included in continuing operations at end of period	$888,797	$52,337
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$42,715	$53,799
Income taxes, net of refunds	$398	$245
Supplemental schedule of non-cash investing and financing activities:
Financing lease obligations	$726	$3,408
Purchases of property and equipment in accounts payable	$3,668	$10,416

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

On December 7, 2017, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR” or “KKR Stockholder”) and Walgreens Boots Alliance, Inc. (“WBA”) purchased PharMerica Corporation (“PharMerica”) and on March 5, 2019, expanded with the acquisition of BrightSpring Health Holdings Corp. The surviving entity was renamed BrightSpring Health Services, Inc. WBA sold their remaining ownership interests in the Company in 2025 through open market transactions and is no longer considered a related party of the Company. As a result of the registered secondary public offerings in 2025, the Company no longer qualifies as a “controlled company” under the Nasdaq Stock Market LLC listing standards.

On January 17, 2025, the Company entered into a purchase agreement to divest its community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”). The transaction closed on March 30, 2026.

In March 2026, KKR Stockholder and certain management selling stockholders completed an additional registered secondary public offering of 20,000,000 shares of the Company's common stock (the “March 2026 Offering”) and the Company concurrently repurchased 1,464,807 shares of common stock from the underwriter at the same price the underwriter purchased the shares from the selling stockholders. The Company did not sell any shares of common stock that were offered in the March 2026 Offering. The Company did not receive any proceeds from the March 2026 Offering, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the March 2026 Offering. The par value of the shares repurchased and the amount paid to repurchase the shares in excess of the par value were recorded as common stock and retained earnings, respectively, in the unaudited condensed consolidated balance sheets.

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

As discussed in Note 2, the Community Living business met the criteria to be reported as discontinued operations and held for sale during the first fiscal quarter of 2025. Therefore, the Company has reported the historical results of the Community Living business, including the results of operations and cash flows as discontinued operations for all periods presented herein, and related assets and liabilities, as held for sale as of December 31, 2025. Unless otherwise noted, all activities and amounts reported in the accompanying notes to the unaudited condensed consolidated financial statements relate to the continuing operations of the Company and exclude activities and amounts related to the Community Living business.

This report should be read in conjunction with our consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which includes information and disclosures not included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from the interim financial information presented, as allowed by the rules and regulations of the Securities and Exchange Commission.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable, inventory, intangible assets, derivatives, contingent consideration, taxes, insurance reserves, share-based compensation, and goodwill. Actual amounts may differ from these estimates.

Commitments and Contingencies

The Company is party to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the ultimate liability, if any, for outstanding proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. It is reasonably possible that an adverse determination might have an impact on a particular period. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

Related Party Transactions

There were no related party transactions for the periods presented other than those disclosed elsewhere in these notes to the unaudited condensed consolidated financial statements.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the three months ended March 31, 2026.

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

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”) for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. On March 30,

2026, the Company completed the transaction pursuant to the terms of the definitive agreement for cash proceeds of $810.9 million, resulting in a pre-tax gain on sale of $103.4 million.

The following tables reconciles the gross proceeds on sale of the Community Living business:

For the Three Months Ended
March 31,
2026
Gross proceeds	$835,000
Less: certain post-closing adjustments	11,073
Less: direct costs to sell	13,854
Less: carrying amount of Community Living business	706,661
Gain on sale of discontinued operations	$103,412
Less: current and deferred tax impact	72,218
Net gain on sale of discontinued operations	$31,194

The Company determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and concluded the criteria for classification as discontinued operations were met during the first fiscal quarter of 2025. Accordingly, the Community Living business is reported as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. The Community Living business was historically presented as a part of the Provider Services reportable segment.

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributed to the Community Living business. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and consolidated debt. In addition, upon closing of the divestiture, we entered into a transition services agreement (“TSA”) with the Purchaser to support the Purchaser's post-closing operations of the Community Living business by providing the Purchaser with certain transition services in exchange for service fees in the form of both fixed-price and pass through costs over the 18 months following the close of the transaction. Transition services primarily include finance and accounting, human resources, IT, facilities management, and compliance services.

The financial results of the Community Living business are presented as income from discontinued operations on our unaudited condensed consolidated statements of operations through March 31, 2026. The following table presents the financial results of the Community Living business (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Services revenue	$306,646	$299,106
Cost of services	206,585	204,183
Gross profit	100,061	94,923
Selling, general, and administrative expenses	37,966	60,744
Operating income of discontinued operations	62,095	34,179
Interest expense, net	6,677	7,907
Gain on sale of discontinued operations	103,412	—
Income of discontinued operations before incomes taxes	158,830	26,272
Income tax expense of discontinued operations	84,503	6,478
Income from discontinued operations, net of income taxes	$74,327	$19,794

The following table presents the aggregate carrying amounts of assets and liabilities held for sale for the Community Living business as of December 31, 2025 in the unaudited condensed consolidated balance sheet (in thousands):

Assets
Current assets:
Cash and cash equivalents	$107
Accounts receivable, net of allowance for credit losses	136,875
Inventories	3,294
Prepaid expenses and other current assets	2,717
Total current assets held for sale	142,993
Property and equipment, net of accumulated depreciation of $104,314	83,465
Goodwill	307,640
Intangible assets, net of accumulated amortization	216,192
Operating lease right-of-use assets, net	129,005
Other assets	2,894
Total assets held for sale	$882,189
Liabilities
Current liabilities:
Trade accounts payable	$25,081
Accrued expenses	59,038
Current portion of obligations under operating leases	32,749
Current portion of obligations under financing leases	7,691
Total current liabilities held for sale	124,559
Obligations under operating leases, net of current portion	57,771
Obligations under financing leases, net of current portion	12,766
Deferred income taxes, net	390
Long-term liabilities	508
Total liabilities held for sale	$195,994

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities of discontinued operations:
Depreciation and amortization	$—	$1,329
Share-based compensation	(9,301)	3,207
Gain on sale of discontinued operations	(103,412)	—

Cash flows used in investing activities of discontinued operations:
Purchases of property and equipment	3,088	3,044

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

	Pharmacy Solutions
	For the Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$959.4	26.5%	$674.5	23.4%
Medicaid	308.6	8.5%	238.2	8.3%
Medicare Part A	137.7	3.8%	140.4	4.9%
Medicare Part B	20.3	0.6%	19.5	0.7%
Medicare Part C	602.4	16.7%	487.7	16.9%
Medicare Part D	1,074.1	29.7%	910.9	31.6%
Private & other	68.8	2.0%	61.0	2.2%
	$3,171.3	87.8%	$2,532.2	88.0%

	Provider Services
	For the Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$54.9	1.5%	$41.4	1.4%
Medicaid	97.1	2.7%	85.1	3.0%
Medicare Part A	171.2	4.7%	122.4	4.3%
Medicare Part B	1.5	0.0%	1.5	0.1%
Medicare Part C	64.6	1.8%	32.6	1.1%
Private & other	53.1	1.5%	62.9	2.1%
	$442.4	12.2%	$345.9	12.0%

	Consolidated
	For the Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$1,014.3	28.0%	$715.9	24.8%
Medicaid	405.7	11.2%	323.3	11.3%
Medicare Part A	308.9	8.5%	262.8	9.2%
Medicare Part B	21.8	0.6%	21.0	0.8%
Medicare Part C	667.0	18.5%	520.3	18.0%
Medicare Part D	1,074.1	29.7%	910.9	31.6%
Private & other	121.9	3.5%	123.9	4.3%
	$3,613.7	100.0%	$2,878.1	100.0%

Refer to Note 11 for the disaggregation of revenue by reportable segment.

4. Acquisitions

2026 Acquisitions

There were no acquisitions completed during the three months ended March 31, 2026.

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

Amedisys and LHC Branches Acquisition

The Company entered into a purchase agreement with Amedisys, Inc., UnitedHealth Group Incorporated and certain of their respective subsidiaries, to purchase certain Amedisys home health and hospice care centers and certain UnitedHealth Group care centers (the “Amedisys and LHC Branches Acquisition”), which is comprised of 110 branches, for a total purchase price of $246.4 million, net of cash acquired. On December 1, 2025 and December 31, 2025, the Company closed on 103 branches and 4 branches, respectively, as a part of the Amedisys and LHC Branches Acquisition for aggregate consideration of $238.5 million net of cash acquired of which $42.2 million was paid in the first fiscal quarter of 2026. The closing of the remaining three branches is expected to occur in fiscal year 2026, subject to customary regulatory approvals and other closing conditions.

Upon closing, we entered into a one-year TSA with the sellers to support our post-closing operations of the Amedisys and LHC Branches Acquisition. The sellers will continue to provide certain transition services in exchange for fixed-price service fees. Transition services primarily include finance and accounting, human resources, IT, and legal and compliance services. The fees associated with the services rendered under the TSA are not material to our results of operations and are recorded within selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

The Amedisys and LHC Branches Acquisition provides home health and hospice care services through several legal entities in 18 states, of which 17 states have closed as of March 31, 2026. Its results are consolidated within the Provider Services segment. The allocation of the purchase price is provisional as of March 31, 2026. Provisional amounts primarily relate to the valuation of intangible assets, certain lease right-of-use assets and lease liabilities, working capital accounts (accounts receivable and certain accruals), and the valuation of redeemable noncontrolling interests. The provisional status is due to pending third‑party valuations, receipt of additional information from the sellers, and completion of certain closing procedures. We expect to complete the purchase price allocation no later than December 1, 2026. During the measurement period, we will record adjustments to provisional amounts with a corresponding adjustment to goodwill, reflecting facts and circumstances that existed as of the acquisition dates. The following table summarizes the consideration paid (in thousands) for the Amedisys and LHC Branches Acquisition and the provisional fair value of the assets acquired and the liabilities assumed at the respective acquisition dates.

Accounts receivable	$35,715
Prepaid expenses and other current assets	32
Property and equipment	5,633
Goodwill	162,986
Intangible assets	62,897
Operating lease right-of-use assets	12,604
Other assets	96
Trade accounts payable	1,881
Accrued expenses	10,813
Current portion of obligations under operating leases	4,177
Current portion of obligations under financing leases	1,797
Obligations under operating leases, net of current portion	8,427
Obligations under financing leases, net of current portion	3,587
Long-term liabilities	2,773
Redeemable noncontrolling interests	8,084
Noncontrolling interest	(35)
Aggregate purchase price, net of cash acquired	$238,459

The Company acquired eight joint ventures as a part of the transaction which are recorded either as redeemable noncontrolling interests or noncontrolling interest on the unaudited condensed consolidated balance sheets based on the nature of the joint venture.

The fair value of acquired licenses of $62.9 million was based upon a third-party valuation, of which $56.0 million were assigned an indefinite life. The definite-lived licenses have an estimated weighted average useful life of 10.0 years. We expect all of the goodwill will be deductible for tax purposes. The Company believes the resulting amount of goodwill reflects its expectation of synergistic benefits of the acquisition.

The Amedisys and LHC Branches Acquisition contributed $78.5 million in revenue and $7.4 million in operating income during the three months ended March 31, 2026. The Amedisys and LHC Branches Acquisition was not completed until the fourth fiscal quarter of 2025, as such it did not contribute any revenue or operating income during the three months ended March 31, 2025.

The following table contains the unaudited pro forma consolidated financial information, assuming that the Amedisys and LHC Branches Acquisition transaction closed on January 1, 2025 (in thousands):

For The Three Months Ended
March 31,
2025
Revenue	$2,963,594
Operating income	$60,724
Net income from continuing operations attributable to BrightSpring Health Services, Inc. and subsidiaries	$17,037

These pro forma results include adjustments for current factors that would affect the business, including non-recurring transaction costs, depreciation, amortization of acquired intangible assets, and income taxes based on the Company's statutory tax rate. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2025 and does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Others

Aggregate consideration for the two other acquisitions completed in 2025 was approximately $8.5 million. No cash was acquired as a part of these transactions. The operating results of the acquisitions are not material to our results of operations.

The Company expects to finalize the purchase price allocation for the 2025 acquisitions prior to the one-year anniversary date of each acquisition. During the three months ended March 31, 2025, the Company incurred immaterial transaction costs related to all 2025 acquisitions, including those acquisitions completed in subsequent quarters of 2025. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

5. Goodwill and Intangible Assets

A summary of changes to goodwill, by reportable segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2026*	$841,052	$1,704,621	$2,545,673
Measurement period adjustments	—	(12,056)	(12,056)
Foreign currency adjustments	—	(62)	(62)
Goodwill at March 31, 2026*	$841,052	$1,692,503	$2,533,555

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million, which were incurred in fiscal year 2022.

Intangible assets are as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$501,510	$368,679	$132,831	$502,160	$356,146	$146,014	5-20
Trade names	318,768	160,123	158,645	318,768	154,601	164,167	2-20
Licenses	67,395	19,973	47,422	67,395	18,886	48,509	10-20
Doctor/payor network	4,260	3,768	492	5,650	4,987	663	5-8
Covenants not to compete	6,604	4,984	1,620	6,654	4,717	1,937	2-7
Other intangible assets	10,940	8,316	2,624	10,940	7,925	3,015	5-7
Total definite-lived assets	$909,477	$565,843	$343,634	$911,567	$547,262	$364,305
Licenses	193,250	—	193,250	193,250	—	193,250	Indefinite
Total intangible assets	$1,102,727	$565,843	$536,884	$1,104,817	$547,262	$557,555

Amortization expense for the three months ended March 31, 2026 and 2025 was $20.7 million and $23.4 million, respectively.

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	March 31, 2026		December 31, 2025
	Rate	Amount	Rate	Amount
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.17%	$2,514,872	6.22%	$2,521,255
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	6.42%	—	6.47%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	8.50%	—	8.50%	—
Amortizing Notes (1)		25,394		31,360
Notes payable and other		17,125		17,129
Total debt		2,557,391		2,569,744
Less: debt issuance costs, net		59,560		62,200
Total debt, net of debt issuance costs		2,497,831		2,507,544
Less: current portion of long-term debt		52,960		52,340
Total long-term debt, net of current portion		$2,444,871		$2,455,204

(1)
See Note 7 for discussion of Amortizing Notes.

The following discussion summarizes the debt agreements for the three months ended March 31, 2026 and the year ended December 31, 2025.

First Lien Credit Agreement

On March 5, 2019, the Company entered into a First Lien Credit Agreement (the “First Lien”), with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and the Collateral Agent.

On December 11, 2024, we amended the First Lien to refinance the outstanding principal by establishing a Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million at a rate equal to Secured Overnight Financing Rate (“SOFR”) plus 2.50% or Alternate Base Rate (“ABR”) plus 1.50% with a maturity date of February 21, 2031. Principal payments are due on the last business day of each quarter, which commenced in the first fiscal quarter of 2025 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

Revolving Credit Facility

The First Lien also extends credit in the form of a Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. Borrowings bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 3.00% for the Revolving Credit Loans and ABR (with a floor of 0.00%) plus 2.00% for the Swingline Loans. As of March 31, 2026 and December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding.

The Company’s First Lien also provides for an additional $65.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of March 31, 2026, there were $62.9 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.1 million. As of December 31, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million.

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. The following table summarizes our interest rate swaps designated as cash flow hedges (in millions):

	Notional Amount as of
Financial Institution	March 31, 2026	December 31, 2025	Effective Dates	Fixed Rates
Credit Agricole Corporate and Investment Bank	$500	$500	1-year period ending September 30, 2026	3.72500%
Mizuho Capital Markets	500	500	1-year period ending September 30, 2026	3.61121%
Credit Agricole Corporate and Investment Bank	250	250	3-year period ending September 30, 2028	3.33150%
Morgan Stanley	250	250	3-year period ending September 30, 2028	3.17700%
Existing contracts	$1,500	$1,500

Mizuho Capital Markets	$500	$500	2-year period ending September 30, 2028	3.20220%
Forward starting contracts (1)	$500	$500
(1)
During the fourth fiscal quarter of 2025, we entered into a forward starting interest rate swap agreement, with a $500 million notional amount, to hedge the cash flow risk of variability in interest payment on our variable rate borrowings. The effective date of the forward starting interest rate swap agreement is September 30, 2026. As of March 31, 2026, this contract meets the criteria of a cash flow hedge.

The net fair value of the cash flow hedges as of March 31, 2026 and December 31, 2025 was a $6.9 million asset and a $0.4 million liability, respectively, and is reflected in prepaid expenses and other current assets, other assets, accrued expenses and long-term liabilities, as applicable, in the unaudited condensed consolidated balance sheets. Refer to Note 9 for details. The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves, and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Interest received, including payments made or received under the cash flow hedges, was $0.6 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company expects approximately $3.0 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

7. Tangible Equity Units (“TEUs”)

Concurrently with the IPO in 2024, we issued 8,000,000 TEUs, which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note, each of which is considered a freestanding financial instrument. The proceeds from the issuance were allocated to equity and debt based on the relative fair value of the respective components of each TEU.

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital. The value allocated to the Amortizing Notes is reflected in long-term debt, with payments expected in the next twelve months reflected in current portion of long-term debt, in the unaudited condensed consolidated balance sheets. The long-term portion of the Amortizing Notes as of December 31, 2025 was $6.6 million. The full value of the Amortizing Notes as of March 31, 2026 was included in current portion of long-term debt since the final installment payment date is due within one-year of the period end. The current portion of the Amortizing Notes as of March 31, 2026 and December 31, 2025 was $25.4 million and $24.8 million, respectively. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and are amortized through the maturity date using the effective interest rate method.

Amortizing Notes

The Company pays equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments are the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.8 million and $6.7 million in TEU installment payments during the three months ended March 31, 2026 and 2025, respectively. The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes.

Purchase Contracts

At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the three months ended March 31, 2026 and 2025, no TEUs were converted at the holder's option.

Unless settled earlier at the holder’s option or at the Company's election, each Purchase Contract will, subject to postponement in certain limited circumstances, automatically settle on February 1, 2027 for a number of shares of our common stock, subject to certain anti-dilution adjustments, based upon the 20-day volume-weighted average price of our common stock.

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

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Estimated annual effective tax rate before discrete items	25.4%	25.7%
Discrete items recognized	(15.1)%	(28.4)%
Effective tax rate recognized in the statements of operations	10.3%	(2.7)%

During the three months ended March 31, 2026, the Company’s effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $12.5 million in net tax benefits resulting from the recognition of excess tax benefits from share-based compensation, partially offset by limitations on the deductibility of certain executive compensation. During the three months ended March 31, 2025, the Company's effective tax rate was lower than the U.S. federal income tax rate, primarily as a result of including $2.4 million in tax benefits resulting from the recognition of excess tax benefits from share-based compensation.

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Non-trade receivables	$56,584	$38,196
Rebate receivable	20,874	32,407
Inventory returns receivable	12,236	11,019
Prepaid insurance	10,119	13,255
Dues and subscriptions	8,124	7,588
Prepaid maintenance	7,360	6,025
Interest rate swaps	123	—
Income tax receivable	—	864
Other prepaid expenses and current assets	11,386	9,238
Total prepaid expenses and other current assets	$126,806	$118,592

Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Insurance recoveries	$40,768	$7,251
Other investments	7,492	7,481
Interest rate swaps	6,968	1,181
Cloud computing	6,702	6,017
Deposits	5,800	5,722
Deferred compensation	4,569	4,702
Notes receivable	2,894	4,012
Deferred debt issuance costs	1,588	1,764
Equity method investments	714	721
Other assets	859	861
Total other assets	$78,354	$39,712

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Wages and payroll taxes	$134,331	$131,162
Checks in excess of cash balance	35,465	34,824
Compensated absences	33,077	31,543
Workers compensation insurance reserves	25,614	24,897
Health insurance reserves	23,554	15,389
Legal settlements and professional fees	12,224	10,525
Deferred revenue	9,176	9,039
Property insurance reserves	9,102	11,170
General and professional liability insurance reserves	8,324	7,696
Automobile insurance reserves	4,380	5,585
Taxes other than income taxes	3,354	3,506
Interest	1,190	1,507
Interest rate swaps	162	1,405
Other	51,938	44,776
Total accrued expenses	$351,891	$333,024

Long-term liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
General and professional liability insurance reserves	$37,235	$25,032
Workers compensation insurance reserves	25,478	25,369
Automobile insurance reserves	10,345	9,849
Deferred compensation	4,569	4,702
Contingent consideration	750	750
Interest rate swaps	—	156
Other	849	707
Total long-term liabilities	$79,226	$66,565

10. Earnings Per Share (“EPS”)

Basic net income per share of common stock excludes dilution and is reported separately for continuing operations and discontinued operations. Basic net income per share of common stock for continuing operations and discontinued operations is calculated by dividing net income from continuing operations and discontinued operations attributable to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted net income per share of common stock is computed by giving effect to all potential weighted average dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) and stock option awards is calculated using the treasury stock method, if dilutive.

For the three months ended March 31, 2026 and 2025, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For the three months ended March 31, 2026 and 2025, the Company's average applicable market value was greater than $15.28, resulting in no dilutive impact to EPS for TEUs. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income from continuing operations	$74,283	$9,216
Less: Net loss attributable to noncontrolling interests	(157)	(532)
Net income from continuing operations attributable to common shareholders	74,440	9,748
Net income from discontinued operations	74,327	19,794
Net income attributable to common shareholders	$148,767	$29,542

Denominator:
Weighted-average shares outstanding - basic	204,712	201,005

Effect of dilutive securities:
Stock options	9,416	8,055
RSUs	7,193	5,867
TEUs	—	—
Weighted-average shares outstanding - diluted	221,321	214,927

Basic income per share attributable to common shareholders:
Continuing operations	$0.36	$0.05
Discontinued operations	$0.37	$0.10
Net income per share	$0.73	$0.15

Diluted income per share attributable to common shareholders:
Continuing operations	$0.34	$0.05
Discontinued operations	$0.33	$0.09
Net income per share	$0.67	$0.14

The following potentially common share equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Stock options	2,092	1,422
RSUs	—	—
TEUs	—	—
Total	2,092	1,422

11. Segment Information

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended March 31, 2026
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$3,171,349	$—	$3,171,349
Services revenue	—	442,372	442,372
Cost of drugs	2,672,793	—	2,672,793
Cost of services	—	260,924	260,924
Other direct costs (1)	197,782	—	197,782
Segment selling, general, and administrative expenses (2)	157,034	122,422	279,456
Segment depreciation and amortization expense (3)	25,328	6,954	32,282
Segment EBITDA	$169,068	$65,980	$235,048

	For the Three Months Ended March 31, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,532,171	$—	$2,532,171
Services revenue	—	345,958	345,958
Cost of drugs	2,147,576	—	2,147,576
Cost of services	—	211,545	211,545
Other direct costs (1)	180,639	—	180,639
Segment selling, general, and administrative expenses (2)	115,738	90,102	205,840
Segment depreciation and amortization expense (3)	27,508	6,769	34,277
Segment EBITDA	$115,726	$51,080	$166,806

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

	For the Three Months Ended
	March 31,
	2026	2025
Reconciliation of income:
Total Segment EBITDA	$235,048	$166,806
Segment depreciation and amortization	32,282	34,277
Expenses not allocated at segment level:
Selling, general, and administrative expenses	74,505	75,235
Depreciation and amortization	6,812	6,555
Interest expense, net	38,615	41,763
Income tax expense (benefit)	8,551	(240)
Net income from continuing operations	$74,283	$9,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (our “Form 10-Q”). This discussion contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in Item 2 of Part I of this Form 10-Q, and in Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”). Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.” When used in the following discussion, “Senior” patients and populations mean individuals who are aged 65 and older, and “Specialty” patients and populations mean individuals who have unique, specialized and most often chronic/life-long health conditions and needs.

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states; we serve over 475,000 patients daily through our approximately 12,400 clinical providers and pharmacists; and our services make a profound impact in the lives and communities of the people we serve.

Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to “PART I - Item 1. Note 2” of our Form 10-K for additional information regarding discontinued operations.

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

First Quarter of 2026 Key Highlights

•
Completed the divestiture of the Community Living business on March 30, 2026
•
Completed an underwritten secondary offering of our common stock by affiliates Kohlberg Kravis Roberts & Co. L.P. and certain members of management in March 2026
•
Repurchased 1,464,807 shares of common stock in connection with the March 2026 secondary offering
•
Company leverage of 2.27x at March 31, 2026

Financial Performance Highlights: First Quarter of 2026 Compared to First Quarter of 2025

•
Revenue grew by $735.6 million, or 25.6%, to $3.6 billion
•
Pharmacy Solutions segment revenue grew by $639.2 million, or 25.2%, to $3.2 billion
•
Provider Services segment revenue grew by $96.4 million, or 27.9%, to $442.4 million
•
Net income increased by $65.1 million to $74.3 million
•
Adjusted EBITDA(1) increased by $58.7 million, or 44.8%, to $189.8 million
•
Pharmacy Solutions segment EBITDA increased by $53.3 million, or 46.1%, to $169.1 million
•
Provider Services segment EBITDA grew by $14.9 million, or 29.2%, to $66.0 million
•
Diluted EPS increased by $0.29 from $0.05 to $0.34
•
Adjusted EPS(1) increased by $0.20 from $0.19 to $0.39

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Recent Developments

On January 17, 2025, the Company entered into a purchase agreement with National Mentor Holding, Inc. to divest our community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”), for $835 million, subject to typical adjustments for working capital and other customary items. The divestiture closed on March 30, 2026. The Company has determined the divestiture of the Community Living business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations in the first fiscal quarter of 2025. This transaction provides for continuity of important intellectual and developmental disability services while BrightSpring focuses on a concentrated group of customers, patients and stakeholders in the future. We believe the Company’s streamlined service offerings will result in increased strategic focus, operational efficiencies, a refined payer mix, and greater clinical integration and business synergy across the Provider Services segment. The divestiture will also augment our expected revenue and Adjusted EBITDA growth rates and maximize exposure to target growth markets that require BrightSpring’s needed and valuable solutions, such as home health, hospice, rehab, and primary care. Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to “PART I - Item 1. Note 2” of our Form 10-K for additional information regarding discontinued operations.

On March 4, 2026, KKR Stockholder and certain management selling stockholders completed a registered secondary public offering of 20,000,000 shares of the Company’s common stock (the “March 2026 Offering”). The Company did not sell any shares of common stock that were offered in the March 2026 Offering. Also, the Company did not receive any proceeds from the March 2026 Offering, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the March 2026 Offering.

In connection with the March 2026 Offering, the Company concurrently purchased from the underwriter, out of the aggregate of 20,000,000 shares of common stock that were the subject of the March 2026 Offering, 1,464,807 shares of common stock at a price of $40.96 per share, for a total purchase price of $60.0 million. The purchase price reflected a discount to the closing market price on the date of purchase. The repurchase was reviewed and approved by the Audit Committee of our Board of Directors.

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended
	March 31,
	2026		2025
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$3,171.3	87.8%	$2,532.2	88.0%
Provider Services	442.4	12.2%	345.9	12.0%
Consolidated BrightSpring	$3,613.7	100.0%	$2,878.1	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 6% of total Company revenue for the three months ended March 31, 2026 and 2025.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 52% and 53% of total Company revenues for the three months ended March 31, 2026 and 2025, respectively. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended March 31, 2026
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	23.9%	7.2%	—	0.6%	16.7%	23.6%	1.2%	73.2%
Home and Community Pharmacy	2.6%	1.3%	3.8%	0.0%	0.0%	6.1%	0.8%	14.6%
Pharmacy Solutions	26.5%	8.5%	3.8%	0.6%	16.7%	29.7%	2.0%	87.8%
Home Health Care	0.4%	0.3%	4.7%	0.0%	1.7%	—	0.2%	7.3%
Rehab Care	1.0%	0.6%	—	0.0%	0.1%	—	0.4%	2.1%
Personal Care	0.1%	1.8%	—	—	—	—	0.9%	2.8%
Provider Services	1.5%	2.7%	4.7%	0.0%	1.8%	—	1.5%	12.2%
Consolidated BrightSpring	28.0%	11.2%	8.5%	0.6%	18.5%	29.7%	3.5%	100.0%

	For the Three Months Ended March 31, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Infusion and Specialty Pharmacy	20.7%	6.2%	—	0.7%	16.9%	22.3%	0.9%	67.7%
Home and Community Pharmacy	2.7%	2.1%	4.9%	—	0.0%	9.3%	1.3%	20.3%
Pharmacy Solutions	23.4%	8.3%	4.9%	0.7%	16.9%	31.6%	2.2%	88.0%
Home Health Care	0.2%	0.3%	4.3%	0.1%	1.1%	—	0.2%	6.2%
Rehab Care	1.1%	0.6%	—	0.0%	0.0%	—	0.7%	2.4%
Personal Care	0.1%	2.1%	—	—	—	—	1.2%	3.4%
Provider Services	1.4%	3.0%	4.3%	0.1%	1.1%	—	2.1%	12.0%
Consolidated BrightSpring	24.8%	11.3%	9.2%	0.8%	18.0%	31.6%	4.3%	100.0%

See Note 3 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three months ended March 31, 2026 and 2025.

Trends and Other Factors Affecting Business

Expansion of our Pharmacy Solutions

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

We provide multiple pharmacy and provider services to approximately 9,000 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, Continue CareRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

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

Results of Operations

Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended March 31,
			Change
	2026	2025	Amount	%
Revenues:
Products	$3,171,349	$2,532,171	$639,178	25.2%
Services	442,372	345,958	96,414	27.9%
Total revenues	3,613,721	2,878,129	735,592	25.6%
Cost of goods	2,870,575	2,328,215	542,360	23.3%
Cost of services	260,924	211,545	49,379	23.3%
Gross profit	482,222	338,369	143,853	42.5%
Selling, general, and administrative expenses	360,773	287,630	73,143	25.4%
Operating income	121,449	50,739	70,710	139.4%
Interest expense, net	38,615	41,763	(3,148)	(7.5)%
Income from continuing operations before income taxes	82,834	8,976	73,858	n.m.
Income tax expense (benefit)	8,551	(240)	8,791	n.m.
Net income from continuing operations	$74,283	$9,216	$65,067	n.m.
Adjusted EBITDA (1)	$189,761	$131,062	$58,699	44.8%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $3,613.7 million for the three months ended March 31, 2026, as compared with $2,878.1 million for the three months ended March 31, 2025, an increase of $735.6 million or 25.6%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $2,870.6 million for the three months ended March 31, 2026, as compared with $2,328.2 million for the three months ended March 31, 2025, an increase of $542.4 million or 23.3%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $260.9 million for the three months ended March 31, 2026, as compared with $211.5 million for the three months ended March 31, 2025, an increase of $49.4 million or 23.3%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $360.8 million for the three months ended March 31, 2026, as compared with $287.6 million for the three months ended March 31, 2025, an increase of $73.1 million or 25.4%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $73.6 million, or 25.6%, on consolidated 2025 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
a decrease of $0.5 million, or 0.2%, in consolidated first quarter of 2025 selling, general, and administrative expenses, as a result of a decrease in other operational expenses year-over-year.

Interest Expense, net

Interest expense, net was $38.6 million for the three months ended March 31, 2026, as compared with $41.8 million for the three months ended March 31, 2025, a decrease of $3.1 million or 7.5%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the three months ended March 31, 2026 as compared to the prior period and lower outstanding term debt as compared to the prior period, and was partially offset by a $3.9 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense (Benefit)

Income tax expense was $8.6 million for the three months ended March 31, 2026, as compared with an income tax benefit of $0.2 million for the three months ended March 31, 2025. The $8.8 million increase in the income tax expense is primarily driven by the increase in pre-tax book income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, and an increase in the effective tax rate for the three months ended March 31, 2026 of 10.3% compared to (2.7)% for the three months ended March 31, 2025. The increase in the effective tax rate is primarily attributable to the comparatively favorable impact of year-to-date discrete tax benefits on pre-tax income in each respective period.

Net Income

Net income was $74.3 million for the three months ended March 31, 2026, as compared with $9.2 million for the three months ended March 31, 2025, an increase of $65.1 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, partially offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $189.8 million for the three months ended March 31, 2026, as compared with $131.1 million for the three months ended March 31, 2025, an increase of $58.7 million or 44.8%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $68.2 million, or 52.0%, on consolidated first quarter of 2025 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $9.5 million, or 7.2%, on consolidated first quarter of 2025 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
Revenues	$3,171,349	$2,532,171	$639,178	25.2%
Cost of goods	2,870,575	2,328,215	542,360	23.3%
Gross profit	300,774	203,956	96,818	47.5%
Selling, general, and administrative expenses	157,034	115,738	41,296	35.7%
Segment operating income	$143,740	$88,218	$55,522	62.9%
Segment EBITDA	$169,068	$115,726	$53,342	46.1%

Business Metrics:
Prescriptions dispensed	10,729,876	10,877,294	(147,418)	(1.4)%
Revenue per script	$295.56	$232.79	$62.77	27.0%
Gross profit per script	$28.03	$18.75	$9.28	49.5%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $3,171.3 million for the three months ended March 31, 2026, as compared with $2,532.2 million for the three months ended March 31, 2025, an increase of $639.2 million or 25.2%. The increase primarily resulted from volume growth in prescriptions dispensed within Infusion and Specialty Pharmacy partially offset by a decline in prescriptions dispensed within Home and Community Pharmacy. Revenues attributable to Infusion and Specialty Pharmacy were $2,644.2 million for the three months ended March 31, 2026, as compared with $1,951.5 million for the three months ended March 31, 2025, an increase of $692.7 million or 35.5% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $527.1 million for the three months ended March 31, 2026, as compared with $580.7 million for the three months ended March 31, 2025, a decrease of $53.6 million or 9.2%, primarily attributable to impacts from the Inflation Reduction Act which, has resulted in significant reductions in federal healthcare spending, including through mandatory Medicare drug price negotiations and rebates, and statutory caps on negotiated prices.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $2,870.6 million for the three months ended March 31, 2026, as compared with $2,328.2 million for the three months ended March 31, 2025, an increase of $542.4 million or 23.3%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $300.8 million for the three months ended March 31, 2026, as compared with $204.0 million for the three months ended March 31, 2025, an increase of $96.8 million or 47.5%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended March 31, 2026 was 9.5% compared to 8.1% for the three months ended March 31, 2025. The increase in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Infusion and Specialty Pharmacy, along with product-level mix shifts and rate changes, partially offset by an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $157.0 million for the three months ended March 31, 2026, as compared with $115.7 million for the three months ended March 31, 2025, an increase of $41.3 million or 35.7%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $169.1 million for the three months ended March 31, 2026, as compared with $115.7 million for the three months ended March 31, 2025, an increase of $53.3 million or 46.1%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 11 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended
	March 31,		Change
	2026	2025	Amount	%
Revenues	$442,372	$345,958	$96,414	27.9%
Cost of services	260,924	211,545	49,379	23.3%
Gross profit	181,448	134,413	47,035	35.0%
Selling, general, and administrative expenses	122,422	90,102	32,320	35.9%
Segment operating income	$59,026	$44,311	$14,715	33.2%
Segment EBITDA	$65,980	$51,080	$14,900	29.2%

Business Metrics:
Home Health Care average daily census	46,066	30,241	15,825	52.3%
Rehab Care persons served	7,620	6,697	923	13.8%
Personal Care persons served	16,079	15,863	216	1.4%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $442.4 million for the three months ended March 31, 2026, as compared with $345.9 million for the three months ended March 31, 2025, an increase of $96.4 million or 27.9%. The increase primarily resulted from the following segment activity and factors:

•
a $78.5 million, or 22.7%, increase from the Amedisys and LHC Branches acquisition; and
•
a $17.9 million, or 5.2%, increase primarily from volume growth as well as rate increases received during the period.

Revenues attributable to Home Health Care were $265.7 million for the three months ended March 31, 2026, as compared with $178.4 million for the three months ended March 31, 2025, an increase of $87.3 million or 48.9%. Revenues attributable to Rehab Care were $74.8 million for the three months ended March 31, 2026, as compared with $69.8 million for the three months ended March 31, 2025, an increase of $5.0 million or 7.2%. Revenues attributable to Personal Care were $101.9 million for the three months ended March 31, 2026, as compared with $97.7 million for the three months ended March 31, 2025, an increase of $4.2 million or 4.3%.

Cost of Services

Cost of services was $260.9 million for the three months ended March 31, 2026, as compared with $211.5 million for the three months ended March 31, 2025, an increase of $49.4 million or 23.3%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $181.4 million for the three months ended March 31, 2026, as compared with $134.4 million for the three months ended March 31, 2025, an increase of $47.0 million or 35.0%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $122.4 million for the three months ended March 31, 2026, as compared with $90.1 million for the three months ended March 31, 2025, an increase of $32.3 million or 35.9%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $66.0 million for the three months ended March 31, 2026, as compared with $51.1 million for the three months ended March 31, 2025, an increase of $14.9 million or 29.2%. The increase primarily resulted from the aforementioned revenue growth. See Note 11 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Non-GAAP Financial Measures

In addition to our results of operations prepared in accordance with U.S. GAAP, which we have discussed above, we also evaluate our financial performance using EBITDA, Adjusted EBITDA, and Adjusted EPS. These non-GAAP financial measures are not intended to replace financial performance measures determined in accordance with U.S. GAAP, such as net income and diluted EPS. Rather, we present EBITDA, Adjusted EBITDA, and Adjusted EPS as supplemental measures of our performance.

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net income before income tax expense (benefit), interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; and restructuring and divestiture-related and other costs. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net income. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS are not measures of financial performance under U.S. GAAP and should be considered in addition to, and not as a substitute for, net income, diluted EPS or other financial measures calculated in accordance with U.S. GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.

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

The following table reconciles net income from continuing operations to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended
	March 31,
	2026	2025
Net income from continuing operations	$74,283	$9,216
Income tax expense (benefit)	8,551	(240)
Interest expense, net	38,615	41,763
Depreciation and amortization	39,094	40,832
EBITDA	$160,543	$91,571
Non-cash share-based compensation (1)	13,116	12,474
Acquisition, integration, and transaction-related costs (2)	6,100	9,521
Restructuring and divestiture-related and other costs (3)	10,002	17,496
Total adjustments	$29,218	$39,491
Adjusted EBITDA	$189,761	$131,062

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

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended
	March 31,
	2026	2025
Diluted EPS	$0.34	$0.05
Non-cash share-based compensation (1)	0.06	0.06
Acquisition, integration, and transaction-related costs (1)	0.03	0.04
Restructuring and divestiture-related and other costs (1)	0.05	0.08
Income tax impact on adjustments (2)	(0.09)	(0.04)
Adjusted EPS	$0.39	$0.19

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	221,321	214,927
Weighted average common shares outstanding used in calculating diluted Non-GAAP income per share	221,321	214,927
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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Three Months Ended March 31,	For the Year Ended December 31,
	2026	2025
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$—	$63,300
Repayments of the Revolving Credit Facility, net	—	(63,300)
Ending Revolving Credit Facility balance	$—	$—
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	—
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	62,940	62,790
End of period Revolving Credit Facility and LC Facility availability	477,060	477,210
End of period cash balance	888,797	88,370
Total Liquidity, end of period	$1,365,857	$565,580

Cash Flow Activity

The activity discussed in this section relates to our consolidated company results and includes the impacts of discontinued operations.

Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Three Months Ended March 31,
	2026	2025	Variance
Net cash provided by operating activities	$122,943	$101,598	$21,345
Net cash provided by (used in) investing activities	$747,393	$(24,191)	$771,584
Net cash used in financing activities	$(70,016)	$(86,018)	$16,002

Operating Activities

Net cash provided by operating activities was $122.9 million for the three months ended March 31, 2026, compared to $101.6 million for the three months ended March 31, 2025. The change was primarily due to the following:

•
a $70.7 million increase in operating income from continuing operations in 2026 as compared to 2025;
•
a $11.1 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable interest rates applicable to our outstanding term debt; offset by
•
a $0.2 million increase in cash outflows for income taxes;
•
a $48.5 million increase in cash outflows for employee incentives paid in the first fiscal quarter of 2026; and
•
a $17.0 million increase in transaction costs related to the closing of the Community Living divestiture in the first fiscal quarter of 2026.

Investing Activities

Net cash provided by (used in) investing activities increased by $771.6 million, from a cash outflow of $24.2 million in the three months ended March 31, 2025 to a cash inflow of $747.4 million in the three months ended March 31, 2026. The increase was primarily due to proceeds from the sale of our Community Living business of $810.9 million, offset by a $35.4 million decrease in cash paid for acquisitions in 2026 compared to 2025.

Financing Activities

Net cash used in financing activities was $70.0 million for the three months ended March 31, 2026, primarily attributable to repayments on our long-term debt of $12.4 million, repurchase of shares of common stock of $60.0 million in connection with the March 2026 secondary offering, and payment of finance lease obligations of $4.0 million, offset by other financing activities.

Net cash used in financing activities was $86.0 million for the three months ended March 31, 2025, primarily attributable to repayments on our long-term debt of $11.8 million, net repayments on our Revolving Credit Facility of $63.3 million, payment of financing lease obligations of $3.4 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of March 31, 2026 and December 31, 2025.

First Lien Credit Agreement

On March 5, 2019, the Company entered into the First Lien Credit Agreement, among Phoenix Intermediate Holdings Inc., as Holdings, Phoenix Guarantor Inc., as the Borrower, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as the Administrative Agent and Collateral Agent (the “First Lien Credit Agreement”). On December 11, 2024 we amended the First Lien to refinance the outstanding principal by establishing Tranche B-5 in an aggregate principal amount of $2,553.2 million at a rate equal to SOFR plus 2.50% or ABR plus 1.50% with a maturity date of February 21, 2031.

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

We were in compliance with all applicable financial covenants as of March 31, 2026 and December 31, 2025.

Revolving Credit Facility

The total borrowing capacity under the Revolving Credit Facility included in the First Lien Credit Agreement (the “Revolver”) was $475.0 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding.

The First Lien Credit Agreement, as amended on September 17, 2024, provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of March 31, 2026, there were $62.9 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.1 million. As of December 31, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million.

For additional information about our Revolving Credit Facility and LC Facility, see Note 6 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. For the three months ended March 31, 2026 and the year ended December 31, 2025, interest expense, net includes interest income received related to cash flow hedges of interest rate risk of $0.6 million and $15.2 million, respectively. Refer to Note 6 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

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

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Three Months Ended March 31, 2026	Fiscal Year 2025
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	6.17%	6.22%	$2,514,872	$2,521,255	$32,590	$146,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	6.42%	6.47%	—	—	—	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	8.50%	8.50%	—	—	2,093	6,996
Amortizing Notes			25,394	31,360	685	4,183
Notes payable and other			17,125	17,129	218	886
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	3,029	(1,236)
Total debt			$2,557,391	$2,569,744	$38,615	$157,311
Less: debt issuance costs, net			59,560	62,200
Total debt, net of debt issuance costs			2,497,831	2,507,544
Less: current portion of long-term debt			52,960	52,340
Total long-term debt, net of current portion			$2,444,871	$2,455,204

Our Company leverage, as calculated under our First Lien Credit Agreement, was 2.27x and 2.99x at March 31, 2026 and December 31, 2025, respectively. The results of the Community Living business are excluded from the calculation for March 31, 2026 since the Company divested the Community Living business prior to the end of the period. The results of the Community Living business are included in the calculation for December 31, 2025 pursuant to the terms of our First Lien Credit Agreement.

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

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, which are hereby incorporated by reference.

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

As of March 31, 2026, our debt outstanding was $2.6 billion and we had interest rate swaps with a combined notional value of $1.5 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $10.1 million on an annual basis based upon our borrowing level at March 31, 2026. The market risks associated with our debt obligations as of March 31, 2026 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 6 within the unaudited condensed consolidated financial statements and related notes, included elsewhere in the Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business, financial condition, or results of operations from those set forth under the heading “Summary Risk Factors” or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1*	Purchase Agreement, dated January 17, 2025, by and among Res-Care, Inc., certain other affiliated entities, National Mentor Holdings, Inc., and BrightSpring Health Services, Inc. (solely for purposes of Section 5.24).	8-K	001-41938	2.1	1/21/2025
2.2	First Amendment to Purchase Agreement, dated December 5, 2025, by and among Res-Care, Inc., certain other affiliated entities, National Mentor Holdings, Inc., and BrightSpring Health Services, Inc.	10-K	001-41938	2.2	2/27/2026
3.1	Second Amended and Restated Certificate of Incorporation of BrightSpring Health Services, Inc.	8-K	001-41938	3.1	1/30/2024
3.2	Amended and Restated Bylaws of BrightSpring Health Services, Inc.	8-K	001-41938	3.2	1/30/2024
4.1	Purchase Contract Agreement, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as purchase contract agent, as attorney-in-fact for the Holders from time to time as provided therein and as trustee under the indenture referred to therein.	8-K	001-41938	4.1	1/30/2024
4.2	Form of Unit (included in Exhibit 4.1).	8-K	001-41938	4.2	1/30/2024
4.3	Form of Purchase Contract (included in Exhibit 4.1).	8-K	001-41938	4.3	1/30/2024
4.4	Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41938	4.4	1/30/2024
4.5	First Supplemental Indenture, dated as of January 30, 2024, between BrightSpring Health Services, Inc. and U.S. Bank Trust Company, National Association, as trustee, paying agent and security registrar.	8-K	001-41938	4.5	1/30/2024
4.6	Form of Amortizing Note (included in Exhibit 4.5).	8-K	001-41938	4.6	1/30/2024
4.7	Registration Rights Agreement, dated December 7, 2017, by and among Phoenix Parent Holdings Inc., KKR Phoenix Aggregator L.P., and Walgreens Co.	S-1/A	333-276348	4.1	1/10/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BrightSpring Health Services, Inc.

Date: May 1, 2026	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Jennifer Phipps
Jennifer Phipps
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)