Form 10-Q
period 2026-06-30
BrightSpring Health Services, Inc.
filed 2026-07-31
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock outstanding as of July 28, 2026 was 197,864,241.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our industries, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. We believe that these factors include but are not limited to the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$550,381	$88,370
Accounts receivable, net of allowance for credit losses	1,139,420	989,719
Inventories	575,009	815,180
Prepaid expenses and other current assets	205,163	118,592
Current assets held for sale	—	882,189
Total current assets	2,469,973	2,894,050
Property and equipment, net of accumulated depreciation of $438,963 and $404,878 at June 30, 2026 and December 31, 2025, respectively	213,866	204,689
Goodwill	2,535,244	2,545,673
Intangible assets, net of accumulated amortization	514,424	557,555
Operating lease right-of-use assets, net	166,976	171,632
Other assets	85,234	39,712
Total assets	$5,985,717	$6,413,311
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$1,090,915	$1,217,946
Accrued expenses	371,701	333,024
Current portion of obligations under operating leases	44,663	42,936
Current portion of obligations under financing leases	6,909	6,794
Current portion of long-term debt	41,445	52,340
Current liabilities held for sale	—	195,994
Total current liabilities	1,555,633	1,849,034
Obligations under operating leases, net of current portion	132,046	135,420
Obligations under financing leases, net of current portion	13,273	14,544
Long-term debt, net of current portion	2,149,315	2,455,204
Deferred income taxes, net	636	6,178
Long-term liabilities	76,612	66,565
Total liabilities	3,927,515	4,526,945
Redeemable noncontrolling interests	9,417	11,227
Shareholders’ equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 197,509,491 and 192,124,125 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$1,975	$1,921
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	2,004,123	1,954,482
Retained earnings (accumulated deficit)	38,434	(74,647)
Accumulated other comprehensive income (loss)	4,185	(6,691)
Total shareholders’ equity	2,048,717	1,875,065
Noncontrolling interest	68	74
Total equity	2,048,785	1,875,139
Total liabilities, redeemable noncontrolling interests, and equity	$5,985,717	$6,413,311

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Products	$3,407,173	$2,790,101	$6,578,522	$5,322,272
Services	465,967	357,597	908,339	703,555
Total revenues	3,873,140	3,147,698	7,486,861	6,025,827
Cost of goods	3,108,992	2,556,402	5,979,567	4,884,617
Cost of services	271,402	216,444	532,326	427,989
Gross profit	492,746	374,852	974,968	713,221
Selling, general, and administrative expenses	362,355	326,295	723,128	613,925
Operating income	130,391	48,557	251,840	99,296
Interest expense, net	36,879	38,778	75,494	80,541
Income from continuing operations before income taxes	93,512	9,779	176,346	18,755
Income tax expense	6,908	1,238	15,459	998
Income from continuing operations, net of income taxes	86,604	8,541	160,887	17,757
(Loss) income from discontinued operations, net of income taxes	(2,395)	19,001	71,932	38,795
Net income	84,209	27,542	232,819	56,552
Net loss attributable to noncontrolling interests included in continuing operations	(81)	(666)	(238)	(1,198)
Net income attributable to BrightSpring Health Services, Inc. and subsidiaries	$84,290	$28,208	$233,057	$57,750

Net income per common share (Note 10):
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.42	$0.05	$0.78	$0.09
Discontinued operations	$(0.01)	$0.09	$0.35	$0.20
Net income per share	$0.41	$0.14	$1.13	$0.29
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.39	$0.04	$0.73	$0.09
Discontinued operations	$(0.01)	$0.09	$0.32	$0.18
Net income per share	$0.38	$0.13	$1.05	$0.27
Weighted average shares outstanding:
Basic	206,042	201,807	205,381	200,516
Diluted	220,276	216,336	221,191	214,963

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$84,209	$27,542	$232,819	$56,552
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(114)	246	(206)	208
Cash flow hedges:
Net change in fair value, net of tax (1)	5,896	614	11,858	722
Amounts reclassified to earnings, net of tax (2)	(332)	(3,321)	(776)	(6,678)
Total other comprehensive income (loss), net of tax	5,450	(2,461)	10,876	(5,748)
Total comprehensive income	89,659	25,081	243,695	50,804
Comprehensive loss attributable to redeemable noncontrolling interests	(86)	(508)	(245)	(915)
Comprehensive income (loss) attributable to noncontrolling interest	5	(158)	7	(283)
Comprehensive income attributable to BrightSpring Health Services, Inc. and subsidiaries	$89,740	$25,747	$243,933	$52,002

(1)
The income tax effects of the net change in fair value were $(1,914) and $(3,849) for the three and six months ended June 30, 2026, respectively, and $(201) and $(234) for the three and six months ended June 30, 2025, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $108 and $252 for the three and six months ended June 30, 2026, respectively, and $1,080 and $2,167 for the three and six months ended June 30, 2025, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at March 31, 2026	193,209,722	$1,932	$1,964,516	$14,135	$(1,265)	$63	$1,979,381
Net income (1)	—	—	—	84,290	—	5	84,295
Other comprehensive income, net of tax	—	—	—	—	5,450	—	5,450
Share-based compensation	—	—	19,493	—	—	—	19,493
Exercise of stock options	2,562,315	25	20,298	—	—	—	20,323
Issuance of common stock for settlement of RSUs	256,489	3	(3)	—	—	—	—
Tax effect of net share settlement of equity awards	(18,716)	(1)	(898)	—	—	—	(899)
Conversion of tangible equity units into common stock	2,526,146	25	(25)	—	—	—	—
Share repurchase	(1,026,465)	(9)	—	(59,991)	—	—	(60,000)
Other	—	—	742	—	—	—	742
Balances at June 30, 2026	197,509,491	$1,975	$2,004,123	$38,434	$4,185	$68	$2,048,785

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balances at March 31, 2025	175,183,434	$1,752	$1,880,099	$(192,613)	$(1,869)	$(125)	$1,687,244
Net income (loss) (1)	—	—	—	28,208	—	(158)	28,050
Other comprehensive loss, net of tax	—	—	—	—	(2,461)	—	(2,461)
Share-based compensation	—	—	22,802	—	—	—	22,802
Exercise of stock options	1,283,882	14	8,703	—	—	—	8,717
Issuance of common stock for settlement of RSUs	649,010	6	(6)	—	—	—	—
Tax effect of net share settlement of equity awards	(60,999)	(1)	(1,744)	—	—	—	(1,745)
Balances at June 30, 2025	177,055,327	$1,771	$1,909,854	$(164,405)	$(4,330)	$(283)	$1,742,607

(1) Net income (loss) to the Company for the three months ended June 30, 2026 and 2025 excludes ($86) and $(508), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (continued)

(In thousands, except share data)

(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2025	192,124,125	$1,921	$1,954,482	$(74,647)	$(6,691)	$74	$1,875,139
Net income (1)	—	—	—	233,057	—	7	233,064
Other comprehensive income, net of tax	—	—	—	—	10,876	—	10,876
Share-based compensation	—	—	23,169	—	—	—	23,169
Exercise of stock options	3,940,023	39	32,376	—	—	—	32,415
Issuance of common stock for settlement of RSUs	1,572,874	16	(16)	—	—	—	—
Tax effect of net share settlement of equity awards	(162,405)	(2)	(6,605)	—	—	—	(6,607)
Conversion of tangible equity units into common stock	2,526,146	25	(25)	—	—	—	—
Share repurchase	(2,491,272)	(24)	—	(119,976)	—	—	(120,000)
Other	—	—	742	—	—	(13)	729
Balances at June 30, 2026	197,509,491	$1,975	$2,004,123	$38,434	$4,185	$68	$2,048,785

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (loss) (1)	—	—	—	57,750	—	(283)	57,467
Other comprehensive loss, net of tax	—	—	—	—	(5,748)	—	(5,748)
Share-based compensation	—	—	38,483	—	—	—	38,483
Exercise of stock options	1,320,135	14	9,048	—	—	—	9,062
Issuance of common stock for settlement of RSUs	1,701,546	17	(17)	—	—	—	—
Tax effect of net share settlement of equity awards	(212,344)	(2)	(4,510)	—	—	—	(4,512)
Balances at June 30, 2025	177,055,327	$1,771	$1,909,854	$(164,405)	$(4,330)	$(283)	$1,742,607

(1) Net income (loss) to the Company for the six months ended June 30, 2026 and 2025 excludes ($245) and $(915), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net income	$232,819	$56,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,517	84,000
Change in fair value of contingent consideration, net	—	2,003
Payment of contingent consideration in excess of acquisition date fair value	—	(1,500)
Provision for credit losses	22,865	40,658
Amortization of deferred debt issuance costs	5,764	5,543
Share-based compensation	23,169	38,483
Deferred income taxes, net	(9,529)	3,892
Gain on sale of discontinued operations	(101,868)	—
Other	1,014	3,186
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(152,577)	(112,756)
Prepaid expenses and other current assets	(86,132)	24,411
Inventories	239,989	11,473
Trade accounts payable	(87,503)	53,277
Accrued expenses	27,951	(43,490)
Other assets and liabilities	(29,620)	(15,058)
Net cash provided by operating activities	$166,859	$150,674
Investing activities:
Purchases of property and equipment	$(50,576)	$(42,057)
Acquisitions of businesses	(42,203)	(6,754)
Proceeds from sale of discontinued operations	810,908	—
Other	1,066	1,377
Net cash provided by (used in) investing activities	$719,195	$(47,434)
Financing activities:
Long-term debt repayments	$(320,491)	$(23,720)
Repayments of the Revolving Credit Facility, net	—	(63,300)
Payments of debt issuance costs	(3,378)	—
Repurchases of shares of common stock	(120,000)	—
Proceeds from shares issued under share-based compensation plan	32,415	9,062
Taxes paid related to net share settlement of equity awards	(6,607)	(4,512)
Purchase of redeemable noncontrolling interest	(267)	(5,100)
Payments of financing lease obligations	(5,822)	(6,691)
Net cash used in financing activities	$(424,150)	$(94,261)
Net increase in cash and cash equivalents	461,904	8,979
Cash and cash equivalents at beginning of period	88,477	61,253
Cash and cash equivalents at end of period	$550,381	$70,232
Cash and cash equivalents included in assets held for sale at end of period	—	162
Cash and cash equivalents included in continuing operations at end of period	$550,381	$70,070

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$75,457	$96,069
Income taxes, net of refunds	$156,704	$13,022
Supplemental schedule of non-cash investing and financing activities:
Financing lease obligations assumed	$3,783	$6,691
Purchases of property and equipment in accounts payable	$3,666	$4,103

BrightSpring Health Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Description of Business

BrightSpring Health Services, Inc. and its subsidiaries (“BrightSpring”, the “Company”, “we,” “us,” or “our”) is a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to medically complex patients. Our platform delivers clinical services and pharmacy solutions across Medicare, Medicaid, and commercially-insured populations.

On December 7, 2017, affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR Stockholder”) and Walgreens Boots Alliance, Inc. (“WBA”) purchased PharMerica Corporation (“PharMerica”) and on March 5, 2019, expanded with the acquisition of BrightSpring Health Holdings Corp. The surviving entity was renamed BrightSpring Health Services, Inc. WBA sold their remaining ownership interests in the Company in 2025 through open market transactions and is no longer considered a related party of the Company. As a result of the registered secondary public offerings in 2025, the Company no longer qualifies as a “controlled company” under the Nasdaq Stock Market LLC listing standards.

On January 17, 2025, the Company entered into a purchase agreement to divest its community living services, home and community based waiver programs, and intermediate care facilities (the “Community Living business”). The transaction closed on March 30, 2026.

In March and June 2026, KKR Stockholder and certain management selling stockholders completed additional registered secondary public offerings of 20,000,000 and 14,999,771 shares of the Company’s common stock, respectively (collectively, the “2026 Secondary Offerings”). The Company did not sell any shares of common stock that were offered in the 2026 Secondary Offerings. The Company did not receive any proceeds from the 2026 Secondary Offerings, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the 2026 Secondary Offerings. In connection with the March and June 2026 secondary public offerings, the Company concurrently purchased from the underwriter 1,464,807 and 1,026,465 shares of common stock, respectively. The price per share paid by the Company with respect to the concurrent share repurchases was equal to the price at which the underwriter purchased the shares from the selling stockholders in the 2026 Secondary Offerings. The par value of the shares repurchased and the amount paid to repurchase the shares in excess of the par value were recorded as common stock and retained earnings, respectively, in the unaudited condensed consolidated balance sheets.

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

Related Party Transactions

There were no material related party transactions that meet the requirements for disclosure in the periods presented other than those disclosed elsewhere in these notes to the unaudited condensed consolidated financial statements.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the six months ended June 30, 2026.

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was further clarified in January 2025 through the issuance of ASU 2025-01. These ASUs require new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of goods and services and selling, general, and administrative expenses. The amendments in these ASUs are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the consolidated financial statements and related disclosures.

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”) for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. On March 30,

2026, the Company completed the transaction pursuant to the terms of the definitive agreement for cash proceeds of $810.9 million, resulting in a pre-tax gain on sale of $101.9 million.

The following table reconciles the gross proceeds with the gain on sale, net of tax for the sale of the Community Living business:

For the Six Months Ended
June 30,
2026
Gross proceeds	$835,000
Less: certain post-closing adjustments	12,617
Less: direct costs to sell	13,854
Less: carrying amount of Community Living business	706,661
Gain on sale of discontinued operations	$101,868
Less: current and deferred tax impact	72,218
Net gain on sale of discontinued operations	$29,650

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

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributed to the Community Living business. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and consolidated debt. In addition, upon closing of the divestiture, we entered into a transition services agreement (“TSA”) with the Purchaser to support the Purchaser's post-closing operations of the Community Living business by providing the Purchaser with certain transition services in exchange for service fees in the form of both fixed-price and pass through costs over the 18 months following the close of the transaction. Transition services primarily include finance and accounting, human resources, IT, facilities management, and compliance services. The fees associated with the services rendered under the TSA are presented in selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations and are not material to our results of operations.

The financial results of the Community Living business are presented as (loss) income from discontinued operations on our unaudited condensed consolidated statements of operations. The following table presents the financial results of the Community Living business (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Services revenue	$—	$307,683	$306,646	$606,789
Cost of services	—	211,614	206,585	415,797
Gross profit	—	96,069	100,061	190,992
Selling, general, and administrative expenses	7,703	63,739	45,669	124,483
Operating (loss) income of discontinued operations	(7,703)	32,330	54,392	66,509
Interest expense, net	—	7,590	6,677	15,497
(Loss) gain on sale of discontinued operations	(1,544)	—	101,868	—
(Loss) income of discontinued operations before incomes taxes	(9,247)	24,740	149,583	51,012
Income tax (benefit) expense of discontinued operations	(6,852)	5,739	77,651	12,217
(Loss) income from discontinued operations, net of income taxes	$(2,395)	$19,001	$71,932	$38,795

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

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities of discontinued operations:
Depreciation and amortization	$—	$1,329
Share-based compensation	(9,296)	6,501
Gain on sale of discontinued operations	(101,868)	—

Cash flows used in investing activities of discontinued operations:
Purchases of property and equipment	3,085	5,868

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

	Pharmacy Solutions
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$1,053.5	27.2%	$742.0	23.6%	$2,012.9	26.9%	$1,416.5	23.5%
Medicaid	339.3	8.8%	266.2	8.5%	647.9	8.7%	504.4	8.4%
Medicare Part A	136.3	3.5%	138.9	4.4%	274.0	3.7%	279.3	4.6%
Medicare Part B	18.3	0.5%	18.7	0.6%	38.6	0.5%	38.2	0.6%
Medicare Part C	653.7	16.9%	555.6	17.7%	1,256.1	16.8%	1,043.3	17.3%
Medicare Part D	1,149.9	29.7%	1,008.4	32.0%	2,224.0	29.7%	1,919.3	31.9%
Private & other	56.1	1.4%	60.3	1.8%	125.0	1.6%	121.3	2.0%
	$3,407.1	88.0%	$2,790.1	88.6%	$6,578.5	87.9%	$5,322.3	88.3%

	Provider Services
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$59.0	1.5%	$44.1	1.4%	$113.9	1.5%	$85.5	1.4%
Medicaid	97.3	2.5%	88.5	2.8%	194.4	2.6%	173.6	2.9%
Medicare Part A	173.5	4.5%	125.8	4.0%	344.7	4.6%	248.2	4.1%
Medicare Part B	12.3	0.3%	1.4	0.0%	13.8	0.2%	2.9	0.0%
Medicare Part C	66.8	1.7%	34.6	1.1%	131.4	1.8%	67.2	1.1%
Private & other	57.1	1.5%	63.2	2.1%	110.2	1.4%	126.1	2.2%
	$466.0	12.0%	$357.6	11.4%	$908.4	12.1%	$703.5	11.7%

	Consolidated
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$1,112.5	28.7%	$786.1	25.0%	$2,126.8	28.4%	$1,502.0	24.9%
Medicaid	436.6	11.3%	354.7	11.3%	842.3	11.3%	678.0	11.3%
Medicare Part A	309.8	8.0%	264.7	8.4%	618.7	8.3%	527.5	8.7%
Medicare Part B	30.6	0.8%	20.1	0.6%	52.4	0.7%	41.1	0.6%
Medicare Part C	720.5	18.6%	590.2	18.8%	1,387.5	18.6%	1,110.5	18.4%
Medicare Part D	1,149.9	29.7%	1,008.4	32.0%	2,224.0	29.7%	1,919.3	31.9%
Private & other	113.2	2.9%	123.5	3.9%	235.2	3.0%	247.4	4.2%
	$3,873.1	100.0%	$3,147.7	100.0%	$7,486.9	100.0%	$6,025.8	100.0%

Refer to Note 11 for the disaggregation of revenue by reportable segment.

4. Acquisitions

2026 Acquisitions

There were no acquisitions completed during the six months ended June 30, 2026.

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

Amedisys and LHC Branches Acquisition

The Company entered into a purchase agreement with Amedisys, Inc., UnitedHealth Group Incorporated and certain of their respective subsidiaries, to purchase certain Amedisys home health and hospice care centers and certain UnitedHealth Group care centers (the “Amedisys and LHC Branches Acquisition”), which is comprised of 110 branches, for a total purchase price of $246.4 million, net of cash acquired. On December 1, 2025 and December 31, 2025, the Company closed on the acquisition of 103 branches and 4 branches, respectively, as a part of the Amedisys and LHC Branches Acquisition for aggregate consideration of $238.5 million net of cash acquired, of which $42.2 million was paid in the first fiscal quarter of 2026. The closing of the remaining three branches is expected to occur in fiscal year 2026, subject to customary regulatory approvals and other closing conditions.

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

The Amedisys and LHC Branches Acquisition provides home health and hospice care services through several legal entities in 18 states, of which the branches in 17 states have been acquired as of June 30, 2026. Its results are consolidated within the Provider Services reportable segment. The allocation of the purchase price is provisional as of June 30, 2026. Provisional amounts primarily relate to the valuation of intangible assets, certain lease right-of-use assets and lease liabilities, working capital accounts (accounts receivable and certain accruals), and the valuation of redeemable noncontrolling interests. The provisional status is due to pending third‑party valuations, receipt of additional information from the sellers, and completion of certain closing procedures. We expect to complete the purchase price allocation no later than December 1, 2026. During the measurement period, we will record adjustments to provisional amounts with a corresponding adjustment to goodwill, reflecting facts and circumstances that existed as of the acquisition dates. The following table summarizes the consideration paid (in thousands) for the Amedisys and LHC Branches Acquisition and the provisional fair value of the assets acquired and the liabilities assumed at the respective acquisition dates.

Accounts receivable	$35,456
Prepaid expenses and other current assets	32
Property and equipment	5,633
Goodwill	164,753
Intangible assets	62,897
Operating lease right-of-use assets	12,604
Other assets	88
Trade accounts payable	1,881
Accrued expenses	12,313
Current portion of obligations under operating leases	4,177
Current portion of obligations under financing leases	1,797
Obligations under operating leases, net of current portion	8,427
Obligations under financing leases, net of current portion	3,587
Long-term liabilities	2,773
Redeemable noncontrolling interests	8,084
Noncontrolling interest	(35)
Aggregate purchase price, net of cash acquired	$238,459

The Company acquired eight joint ventures as a part of the transaction which are recorded either as redeemable noncontrolling interests or noncontrolling interest on the unaudited condensed consolidated balance sheets based on the nature of the joint venture. During the second fiscal quarter of 2026, the Company purchased the remaining redeemable noncontrolling interest in one of the joint ventures.

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

The Amedisys and LHC Branches Acquisition contributed $77.9 million and $156.4 million in revenue during the three and six months ended June 30, 2026, respectively. The Amedisys and LHC Branches Acquisition contributed $6.8 million and $14.2 million in operating income during the three and six months ended June 30, 2026, respectively. The Amedisys and LHC Branches Acquisition was not completed until the fourth fiscal quarter of 2025; as such it did not contribute any revenue or operating income during the three and six months ended June 30, 2025.

The following table contains the unaudited pro forma consolidated financial information, assuming that the Amedisys and LHC Branches Acquisition transaction closed on January 1, 2025 (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2025	2025
Revenue	$3,236,252	$6,199,846
Operating income	$52,101	$112,825
Net income from continuing operations attributable to BrightSpring Health Services, Inc. and subsidiaries	$11,795	$28,832

These pro forma results include adjustments for current factors that would affect the business, including non-recurring transaction costs, depreciation, amortization of acquired intangible assets, and income taxes based on the Company’s statutory tax rate. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results of operations that might have been achieved had the acquisition been consummated as of January 1, 2025 and does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Others

Aggregate consideration for the two other acquisitions completed in 2025 was approximately $8.5 million. No cash was acquired as a part of these transactions. The operating results of the acquisitions are not material to our results of operations.

The Company expects to finalize the purchase price allocation for the 2025 acquisitions prior to the one-year anniversary date of each acquisition. During the three and six months ended June 30, 2025, the Company incurred $8.3 million and $8.9 million, respectively, of transaction costs related to all 2025 acquisitions, including those acquisitions completed in subsequent quarters of 2025. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

5. Goodwill and Intangible Assets

A summary of changes to goodwill, by reportable segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2026*	$841,052	$1,704,621	$2,545,673
Measurement period adjustments	—	(10,289)	(10,289)
Foreign currency adjustments	—	(140)	(140)
Goodwill at June 30, 2026*	$841,052	$1,694,192	$2,535,244

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million, which were incurred in fiscal year 2022.

Intangible assets are as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$501,510	$381,851	$119,659	$502,160	$356,146	$146,014	5-20
Trade names	318,768	165,644	153,124	318,768	154,601	164,167	2-20
Licenses	67,120	21,011	46,109	67,395	18,886	48,509	10-20
Doctor/payor network	3,300	2,922	378	5,650	4,987	663	5-8
Covenants not to compete	3,834	2,438	1,396	6,654	4,717	1,937	2-7
Other intangible assets	10,940	8,707	2,233	10,940	7,925	3,015	5-7
Total definite-lived assets	$905,472	$582,573	$322,899	$911,567	$547,262	$364,305
Licenses	191,525	—	191,525	193,250	—	193,250	Indefinite
Total intangible assets	$1,096,997	$582,573	$514,424	$1,104,817	$547,262	$557,555

Amortization expense for the three and six months ended June 30, 2026 was $22.4 million and $43.1 million, respectively, as compared to $23.6 million and $47.0 million for the three and six months ended June 30, 2025, respectively.

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	June 30, 2026		December 31, 2025
	Rate	Amount	Rate	Amount
First Lien Incremental Term Loan Tranche B-6 - payable to lenders at SOFR plus applicable margin	5.62%	$2,214,872	—	$—
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	—	—	6.22%	2,521,255
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	5.62%	—	6.47%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	7.75%	—	8.50%	—
Amortizing Notes (1)		19,278		31,360
Notes payable and other		15,103		17,129
Total debt		2,249,253		2,569,744
Less: debt issuance costs, net		58,493		62,200
Total debt, net of debt issuance costs		2,190,760		2,507,544
Less: current portion of long-term debt		41,445		52,340
Total long-term debt, net of current portion		$2,149,315		$2,455,204

(1)
See Note 7 for discussion of Amortizing Notes.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the fair value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The following table presents the carrying value and estimated fair values of the Company’s debt obligations as of June 30, 2026 (in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of June 30, 2026	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$2,214,872	$—	$2,214,872	$—
Amortizing Notes	19,278	—	19,302	—
Total debt instruments	$2,234,150	$—	$2,234,174	$—

The following discussion summarizes the debt agreements and related modification for the six months ended June 30, 2026 and the year ended December 31, 2025.

First Lien Credit Agreement

On March 5, 2019, the Company entered into a First Lien Credit Agreement (the “First Lien”), with Morgan Stanley Senior Funding, Inc., as the Administrative Agent and the Collateral Agent.

On December 11, 2024, we amended the First Lien to refinance the outstanding principal by establishing a Tranche B-5 Term Loan (“Tranche B-5”) in an aggregate principal amount of $2,553.2 million at a rate equal to Secured Overnight Financing Rate (“SOFR”) plus 2.50% or Alternate Base Rate (“ABR”) plus 1.50% with a maturity date of February 21, 2031. Principal payments were due on the last business day of each quarter, which commenced in the first fiscal quarter of 2025 and equated to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

On May 28, 2026, we used a portion of the net proceeds received from the Community Living divestiture to repay $300.0 million of the borrowing under Tranche B-5 and amended the First Lien to establish a new Tranche B-6 Term Loan (“Tranche B-6”) in an aggregate principal amount of $2,214.9 million. The proceeds from Tranche B-6 borrowings were used to refinance the equivalent amount of the remaining Tranche B-5, after the aforementioned debt paydown, at a rate equal to SOFR plus 2.00% or ABR plus 1.00% with a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which will commence in the third fiscal quarter of 2026 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

Revolving Credit Facility

The First Lien also extends credit in the form of a Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien debt modification on May 28, 2026, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.00% for the Revolving Credit Loans or ABR (with a floor of 0.00%) plus 1.00% for the Swingline Loans. Prior to the debt modification, borrowings bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.75% for the Revolving Credit Loans and ABR (with a floor of 0.00%) plus 1.75% for the Swingline Loans. As of June 30, 2026 and December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding.

The Company’s First Lien also provides for an additional $65.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of June 30, 2026, there were $63.9 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $1.1 million. As of December 31, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million.

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. The following table summarizes our interest rate swaps designated as cash flow hedges (in millions):

	Notional Amount as of
Financial Institution	June 30, 2026	December 31, 2025	Effective Dates	Fixed Rates
Credit Agricole Corporate and Investment Bank	$500	$500	1-year period ending September 30, 2026	3.72500%
Mizuho Capital Markets	500	500	1-year period ending September 30, 2026	3.61121%
Credit Agricole Corporate and Investment Bank	250	250	3-year period ending September 30, 2028	3.33150%
Morgan Stanley	250	250	3-year period ending September 30, 2028	3.17700%
Existing contracts	$1,500	$1,500

Mizuho Capital Markets	$500	$500	2-year period ending September 30, 2028	3.20220%
Forward starting contracts (1)	$500	$500
(1)
During the fourth fiscal quarter of 2025, we entered into a forward starting interest rate swap agreement, with a $500 million notional amount, to hedge the cash flow risk of variability in interest payment on our variable rate borrowings. The effective date of the forward starting interest rate swap agreement is September 30, 2026. As of June 30, 2026, this contract meets the criteria of a cash flow hedge.

The net fair value of the cash flow hedges as of June 30, 2026 and December 31, 2025 was a $14.3 million asset and a $0.4 million liability, respectively, and is reflected in prepaid expenses and other current assets, other assets, accrued expenses and long-term liabilities, as applicable, in the unaudited condensed consolidated balance sheets. Refer to Note 9 for details. The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves, and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Net interest received, including payments made or received under the cash flow hedges, was $0.4 million and $1.0 million for the three and six months ended June 30, 2026, respectively, as compared to $4.4 million and $8.8 million for the three and six months ended June 30, 2025, respectively. The Company expects approximately $6.5 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The debt modification did not impact the effectiveness of the cash flow hedge arrangements outstanding as of June 30, 2026.

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

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital. The value allocated to the Amortizing Notes is reflected in long-term debt, with payments expected in the next twelve months reflected in current portion of long-term debt, in the unaudited condensed consolidated balance sheets. The long-term portion of the Amortizing Notes as of December 31, 2025 was $6.6 million. Because the final installment payment date of February 1, 2027 is within one year of June 30, 2026, the entire carrying amount of the Amortizing Notes was classified within current portion of long-term debt as of June 30, 2026. The current portion of the Amortizing Notes as of June 30, 2026 and December 31, 2025 was $19.3 million and $24.8 million, respectively. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and are amortized through the maturity date using the effective interest rate method.

Amortizing Notes

The Company pays equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments are the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.7 million and $13.5 million in TEU installment payments during the three and six months ended June 30, 2026, respectively, as compared to $6.7 million and $13.5 million during the three and six months ended June 30, 2025, respectively. The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes.

Purchase Contracts

At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the three and six months ended June 30, 2026, 2,526,146 TEUs were converted at the holder’s option. During the three and six months ended June 30, 2025, no TEUs were converted at the holder’s option.

Unless settled earlier at the holder’s option or at the Company’s election, each Purchase Contract will, subject to postponement in certain limited circumstances, automatically settle on February 1, 2027 for a number of shares of our common stock, subject to certain anti-dilution adjustments, based upon the 20-day volume-weighted average price of our common stock.

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

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Estimated annual effective tax rate before discrete items	25.4%	27.1%	25.4%	26.4%
Discrete items recognized	(18.0)%	(14.4)%	(16.6)%	(21.1)%
Effective tax rate recognized in the statements of operations	7.4%	12.7%	8.8%	5.3%

During the three and six months ended June 30, 2026 and 2025, the Company’s effective tax rates were lower than the U.S. federal income tax rate, primarily due to excess tax benefits recognized on share-based compensation awards. Excess tax benefits totaled $16.9 million and $29.3 million for the three and six months ended June 30, 2026, respectively, compared to $1.4 million and $3.7 million for the three and six months ended June 30, 2025. These benefits are recognized as discrete tax items in the periods in which awards vest or are exercised and can vary significantly based on the Company’s stock price and employee activity. The favorable impact of these benefits was partially offset by permanent tax adjustments related to compensation that is nondeductible under Section 162(m) of the Internal Revenue Code.

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Non-trade receivables	$61,709	$38,196
Income tax receivable	49,050	864
Rebate receivable	45,393	32,407
Inventory returns receivable	11,594	11,019
Dues and subscriptions	11,573	7,588
Prepaid insurance	5,440	13,255
Other prepaid expenses and current assets	20,404	15,263
Total prepaid expenses and other current assets	$205,163	$118,592

Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Insurance recoveries	$40,760	$7,251
Interest rate swaps	14,167	1,181
Other investments	7,544	7,481
Cloud computing	6,863	6,017
Deposits	5,816	5,722
Deferred compensation	5,022	4,702
Notes receivable	1,940	4,012
Other assets	3,122	3,346
Total other assets	$85,234	$39,712

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Wages and payroll taxes	$153,232	$131,162
Compensated absences	35,152	31,543
Health insurance reserves	28,011	15,389
Workers compensation insurance reserves	19,992	24,897
Legal settlements and professional fees	18,569	10,525
Checks in excess of cash balance	17,731	34,824
General and professional liability insurance reserves	16,376	7,696
Deferred revenue	13,083	9,039
Property insurance reserves	8,085	11,170
Automobile insurance reserves	6,529	5,585
Taxes other than income taxes	4,243	3,506
Other	50,698	47,688
Total accrued expenses	$371,701	$333,024

Long-term liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
General and professional liability insurance reserves	$37,219	$25,032
Workers compensation insurance reserves	24,591	25,369
Automobile insurance reserves	7,795	9,849
Deferred compensation	5,022	4,702
Other	1,985	1,613
Total long-term liabilities	$76,612	$66,565

10. Earnings Per Share (“EPS”)

Basic net income (loss) per share of common stock excludes dilution and is reported separately for continuing operations and discontinued operations. Basic net income (loss) per share of common stock for continuing operations and discontinued operations is calculated by dividing net income (loss) from continuing operations and discontinued operations attributable to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted net income per share of common stock is computed by giving effect to the weighted average of all potentially dilutive common stock. In periods of net loss, no potentially dilutive common shares are included in the diluted shares outstanding as the effect is anti-dilutive.

The number of additional shares of common stock related to restricted stock units (“RSUs”) and stock option awards is calculated using the treasury stock method, if dilutive.

For the three and six months ended June 30, 2026 and 2025, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For the three and six months ended June 30, 2026 and 2025, the Company’s average applicable market value was greater than $15.28, resulting in no dilutive impact to EPS for TEUs. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations	$86,604	$8,541	$160,887	$17,757
Less: Net loss attributable to noncontrolling interests	(81)	(666)	(238)	(1,198)
Net income from continuing operations attributable to common shareholders	86,685	9,207	161,125	18,955
Net (loss) income from discontinued operations	(2,395)	19,001	71,932	38,795
Net income attributable to common shareholders	$84,290	$28,208	$233,057	$57,750

Denominator:
Weighted-average shares outstanding - basic	206,042	201,807	205,381	200,516

Effect of dilutive securities:
Stock options	8,947	8,098	9,468	8,167
RSUs	5,287	6,431	6,342	6,280
TEUs	—	—	—	—
Weighted-average shares outstanding - diluted	220,276	216,336	221,191	214,963

Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.42	$0.05	$0.78	$0.09
Discontinued operations	$(0.01)	$0.09	$0.35	$0.20
Net income per share	$0.41	$0.14	$1.13	$0.29

Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.39	$0.04	$0.73	$0.09
Discontinued operations	$(0.01)	$0.09	$0.32	$0.18
Net income per share	$0.38	$0.13	$1.05	$0.27

There were no potentially dilutive common share equivalents excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, there were an immaterial number of potentially dilutive common share equivalents excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

11. Segment Information

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who evaluates the performance of our segments and allocates resources based on segment EBITDA. Segment EBITDA is used as the key profitability measure when we set our annual operating plan for each segment, is the metric with which our CODM assesses segment results, and is a key component of our annual variable compensation plans. Segment EBITDA is commonly used as an analytical indicator within the health care industry and is utilized in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended June 30, 2026
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$3,407,173	$—	$3,407,173
Services revenue	—	465,967	465,967
Cost of drugs	2,916,899	—	2,916,899
Cost of services	—	271,402	271,402
Other direct costs (1)	192,093	—	192,093
Segment selling, general, and administrative expenses (2)	143,612	128,515	272,127
Segment depreciation and amortization expense (3)	25,480	8,811	34,291
Segment EBITDA	$180,049	$74,861	$254,910

	For the Three Months Ended June 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,790,101	$—	$2,790,101
Services revenue	—	357,597	357,597
Cost of drugs	2,377,477	—	2,377,477
Cost of services	—	216,444	216,444
Other direct costs (1)	178,925	—	178,925
Segment selling, general, and administrative expenses (2)	136,040	91,871	227,911
Segment depreciation and amortization expense (3)	27,033	7,174	34,207
Segment EBITDA	$124,692	$56,456	$181,148

	For the Six Months Ended June 30, 2026
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$6,578,522	$—	$6,578,522
Services revenue	—	908,339	908,339
Cost of drugs	5,589,692	—	5,589,692
Cost of services	—	532,326	532,326
Other direct costs (1)	389,875	—	389,875
Segment selling, general, and administrative expenses (2)	300,646	250,937	551,583
Segment depreciation and amortization expense (3)	50,808	15,765	66,573
Segment EBITDA	$349,117	$140,841	$489,958

	For the Six Months Ended June 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$5,322,272	$—	$5,322,272
Services revenue	—	703,555	703,555
Cost of drugs	4,525,053	—	4,525,053
Cost of services	—	427,989	427,989
Other direct costs (1)	359,564	—	359,564
Segment selling, general, and administrative expenses (2)	251,778	181,973	433,751
Segment depreciation and amortization expense (3)	54,541	13,943	68,484
Segment EBITDA	$240,418	$107,536	$347,954

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of income:
Total Segment EBITDA	$254,910	$181,148	$489,958	$347,954
Segment depreciation and amortization	34,291	34,207	66,573	68,484
Expenses not allocated at segment level:
Selling, general, and administrative expenses	83,096	90,752	157,601	165,987
Depreciation and amortization	7,132	7,632	13,944	14,187
Interest expense, net	36,879	38,778	75,494	80,541
Income tax expense	6,908	1,238	15,459	998
Net income from continuing operations	$86,604	$8,541	$160,887	$17,757

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

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to medically complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states; we serve over 485,000 patients daily through our approximately 12,700 clinical providers and pharmacists; and our services make a profound impact in the lives and communities of the people we serve.

Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to “PART I - Item 1. Note 2” of our Form 10-K for additional information regarding discontinued operations.

For additional overview of our business, see “PART I - Item 1. Business” of our Form 10-K.

Second Quarter of 2026 Key Highlights

•
$300.0 million paydown and concurrent modification of our First Lien Facility, including interest rate refinancings that resulted in interest savings
•
Completed an underwritten secondary offering of our common stock by affiliates Kohlberg Kravis Roberts & Co. L.P. and certain members of management in June 2026
•
Repurchased 1,026,465 shares of common stock in connection with the June 2026 secondary offering
•
Company leverage of 2.15x at June 30, 2026

Financial Performance Highlights: Second Quarter of 2026 Compared to Second Quarter of 2025

•
Revenue grew by $725.4 million, or 23.0%, to $3.9 billion
•
Pharmacy Solutions segment revenue grew by $617.1 million, or 22.1%, to $3.4 billion
•
Provider Services segment revenue grew by $108.4 million, or 30.3%, to $466.0 million
•
Net income increased by $78.1 million to $86.6 million
•
Adjusted EBITDA(1) increased by $63.0 million, or 44.2%, to $205.5 million
•
Pharmacy Solutions segment EBITDA increased by $55.4 million, or 44.4%, to $180.0 million
•
Provider Services segment EBITDA grew by $18.4 million, or 32.6%, to $74.9 million
•
Diluted EPS increased by $0.35 from $0.04 to $0.39
•
Adjusted EPS(1) increased by $0.23 from $0.22 to $0.45

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Recent Developments

On May 28, 2026, the company used proceeds from the Community Living divestiture to repay $300.0 million of Tranche B-5 and established a new Tranche B-6 Term Loan of $2,214.9 million to refinance the remaining Tranche B-5 balance at SOFR plus 2.00% (or ABR plus 1.00%), maturing February 21, 2031. Additionally, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.00% for the Revolving Credit Loans or ABR (with a floor of 0.00%) plus 1.00% for the Swingline Loans.

On June 6, 2026, KKR Stockholder and certain management selling stockholders completed a registered secondary public offering of 14,999,771 shares of the Company’s common stock (the “June 2026 Offering”). The Company did not sell any shares of common stock that were offered in the June 2026 Offering. Also, the Company did not receive any proceeds from the June 2026 Offering, other than proceeds received in connection with the cash exercise of stock options by the management selling stockholders in connection with the June 2026 Offering.

In connection with the June 2026 Offering, the Company concurrently purchased from the underwriter, out of the aggregate of 14,999,771 shares of common stock that were the subject of the June 2026 Offering, 1,026,465 shares of common stock at a price of $58.453 per share, for a total purchase price of $60.0 million. The purchase price reflected a discount to the closing market price on the date of purchase. The repurchase was reviewed and approved by the Audit Committee of our Board of Directors.

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

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$3,407.1	88.0%	$2,790.1	88.6%	$6,578.5	87.9%	$5,322.3	88.3%
Provider Services	466.0	12.0%	357.6	11.4%	908.4	12.1%	703.5	11.7%
Consolidated BrightSpring	$3,873.1	100.0%	$3,147.7	100.0%	$7,486.9	100.0%	$6,025.8	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 7% and 6% of total Company revenue for the three and six months ended June 30, 2026 and 2025, respectively.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 53% and 52% of total Company revenues for the three and six months ended June 30, 2026, respectively, compared to 53% for the three and six months ended June 30, 2025. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended June 30, 2026
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	24.5%	7.5%	—	0.5%	16.9%	23.9%	0.8%	74.1%
Home and Community Pharmacy	2.7%	1.3%	3.5%	—	0.0%	5.8%	0.6%	13.9%
Pharmacy Solutions	27.2%	8.8%	3.5%	0.5%	16.9%	29.7%	1.4%	88.0%
Home Health Care	0.4%	0.2%	4.5%	0.3%	1.6%	—	0.2%	7.2%
Rehab Care	1.0%	0.6%	—	0.0%	0.1%	—	0.4%	2.1%
Personal Care	0.1%	1.7%	—	—	—	—	0.9%	2.7%
Provider Services	1.5%	2.5%	4.5%	0.3%	1.7%	—	1.5%	12.0%
Consolidated BrightSpring	28.7%	11.3%	8.0%	0.8%	18.6%	29.7%	2.9%	100.0%

	For the Three Months Ended June 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	20.9%	6.5%	—	0.6%	17.7%	23.3%	1.0%	70.0%
Home and Community Pharmacy	2.7%	2.0%	4.4%	—	0.0%	8.7%	0.8%	18.6%
Pharmacy Solutions	23.6%	8.5%	4.4%	0.6%	17.7%	32.0%	1.8%	88.6%
Home Health Care	0.2%	0.3%	4.0%	0.0%	1.1%	—	0.3%	5.9%
Rehab Care	1.1%	0.6%	—	0.0%	0.0%	—	0.6%	2.3%
Personal Care	0.1%	1.9%	—	—	—	—	1.2%	3.2%
Provider Services	1.4%	2.8%	4.0%	0.0%	1.1%	—	2.1%	11.4%
Consolidated BrightSpring	25.0%	11.3%	8.4%	0.6%	18.8%	32.0%	3.9%	100.0%

	For the Six Months Ended June 30, 2026
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	24.2%	7.4%	—	0.5%	16.8%	23.8%	0.9%	73.6%
Home and Community Pharmacy	2.7%	1.3%	3.7%	—	0.0%	5.9%	0.7%	14.3%
Pharmacy Solutions	26.9%	8.7%	3.7%	0.5%	16.8%	29.7%	1.6%	87.9%
Home Health Care	0.4%	0.2%	4.6%	0.2%	1.7%	—	0.2%	7.3%
Rehab Care	1.0%	0.6%	—	0.0%	0.1%	—	0.4%	2.1%
Personal Care	0.1%	1.8%	—	—	—	—	0.8%	2.7%
Provider Services	1.5%	2.6%	4.6%	0.2%	1.8%	—	1.4%	12.1%
Consolidated BrightSpring	28.4%	11.3%	8.3%	0.7%	18.6%	29.7%	3.0%	100.0%

	For the Six Months Ended June 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	20.8%	6.4%	—	0.6%	17.3%	22.9%	0.9%	68.9%
Home and Community Pharmacy	2.7%	2.0%	4.6%	—	0.0%	9.0%	1.1%	19.4%
Pharmacy Solutions	23.5%	8.4%	4.6%	0.6%	17.3%	31.9%	2.0%	88.3%
Home Health Care	0.2%	0.3%	4.1%	0.0%	1.1%	—	0.4%	6.1%
Rehab Care	1.1%	0.6%	—	0.0%	0.0%	—	0.6%	2.3%
Personal Care	0.1%	2.0%	—	—	—	—	1.2%	3.3%
Provider Services	1.4%	2.9%	4.1%	0.0%	1.1%	—	2.2%	11.7%
Consolidated BrightSpring	24.9%	11.3%	8.7%	0.6%	18.4%	31.9%	4.2%	100.0%

See Note 3 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three and six months ended June 30, 2026 and 2025.

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

We provide multiple pharmacy and provider services to approximately 9,500 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, Continue CareRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

Aligning to Value-Based Care Reimbursement Models with Innovative Solutions

The scale and depth of our complimentary platform of diverse yet related customer and patient services – that complex patients require – positions us at the forefront with governmental and commercial payors who are increasingly seeking ways to expand value-based reimbursement models. Our high-quality services that are delivered in home and community-based and patient and family-preferred settings at lower comparable costs are well-positioned for the long term, and we continue to add wraparound care management capabilities and offerings to our core services. In addition to our large Medicare and Medicaid beneficiary populations, we have a large number of non-governmental payor contracts across the organization today, which both diversifies our payor mix, and provides for additional value-based opportunities and partnerships. The Company’s focused build out of its (i) Home-Based Primary Care, transitional care programs, and in-home medication therapy management, and (ii) Clinical (Nursing) Hub, are key enablers to coordinate base pharmacy and provider services and drive improved quality and lower costs for value-based care constructs. In addition to numerous payor contracts that feature reimbursement incentives, in the past year the Company has entered into several accountable care organization (“ACO”) arrangements to participate in shared savings from its attributed primary care patients and other ACO partnerships and contract as a preferred provider.

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

Income Tax Expense. Our provision for income taxes is based on permanent book/tax differences and statutory tax rates in the various jurisdictions in which we operate. Significant estimates and judgments are required in determining the provision for income taxes.

Results of Operations

Consolidated Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended June 30,
			Change
	2026	2025	Amount	%
Revenues:
Products	$3,407,173	$2,790,101	$617,072	22.1%
Services	465,967	357,597	108,370	30.3%
Total revenues	3,873,140	3,147,698	725,442	23.0%
Cost of goods	3,108,992	2,556,402	552,590	21.6%
Cost of services	271,402	216,444	54,958	25.4%
Gross profit	492,746	374,852	117,894	31.5%
Selling, general, and administrative expenses	362,355	326,295	36,060	11.1%
Operating income	130,391	48,557	81,834	168.5%
Interest expense, net	36,879	38,778	(1,899)	(4.9)%
Income from continuing operations before income taxes	93,512	9,779	83,733	n.m.
Income tax expense	6,908	1,238	5,670	n.m.
Net income from continuing operations	$86,604	$8,541	$78,063	n.m.
Adjusted EBITDA (1)	$205,505	$142,517	$62,988	44.2%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $3,873.1 million for the three months ended June 30, 2026, as compared with $3,147.7 million for the three months ended June 30, 2025, an increase of $725.4 million or 23.0%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $3,109.0 million for the three months ended June 30, 2026, as compared with $2,556.4 million for the three months ended June 30, 2025, an increase of $552.6 million or 21.6%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $271.4 million for the three months ended June 30, 2026, as compared with $216.4 million for the three months ended June 30, 2025, an increase of $55.0 million or 25.4%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $362.4 million for the three months ended June 30, 2026, as compared with $326.3 million for the three months ended June 30, 2025, an increase of $36.1 million or 11.1%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $44.2 million, or 13.5%, on consolidated second quarter of 2025 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $5.1 million, or 1.6%, on consolidated second quarter of 2025 selling, general, and administrative expenses, as a result of an increase in other operational expenses year-over-year; offset by,

•
a decrease of $13.2 million, or 4.0%, on consolidated second quarter of 2025 selling, general, and administrative expenses, as a result of a decrease in acquisition, integration, and transaction-related costs year-over-year.

Interest Expense, net

Interest expense, net was $36.9 million for the three months ended June 30, 2026, as compared with $38.8 million for the three months ended June 30, 2025, a decrease of $1.9 million or 4.9%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the three months ended June 30, 2026 as compared to the prior period and lower outstanding term debt as compared to the prior period, and was partially offset by a $4.0 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense

Income tax expense was $6.9 million for the three months ended June 30, 2026, as compared with $1.2 million for the three months ended June 30, 2025. The $5.7 million increase in the income tax expense is primarily driven by the increase in pre-tax book income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was partially offset by a lower effective tax rate for the three months ended June 30, 2026 of 7.4% compared to 12.7% for the three months ended June 30, 2025. The lower effective tax rate was primarily driven by higher excess tax benefits recognized on share-based compensation awards during 2026. These favorable impacts were partially offset by limitations on the deductibility of certain executive compensation.

Net Income

Net income was $86.6 million for the three months ended June 30, 2026, as compared with $8.5 million for the three months ended June 30, 2025, an increase of $78.1 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, partially offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $205.5 million for the three months ended June 30, 2026, as compared with $142.5 million for the three months ended June 30, 2025, an increase of $63.0 million or 44.2%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $73.8 million, or 51.8%, on consolidated second quarter of 2025 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $10.8 million, or 7.6%, on consolidated second quarter of 2025 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Six Months Ended June 30,
			Change
	2026	2025	Amount	%
Revenues:
Products	$6,578,522	$5,322,272	$1,256,250	23.6%
Services	908,339	703,555	204,784	29.1%
Total revenues	7,486,861	6,025,827	1,461,034	24.2%
Cost of goods	5,979,567	4,884,617	1,094,950	22.4%
Cost of services	532,326	427,989	104,337	24.4%
Gross profit	974,968	713,221	261,747	36.7%
Selling, general, and administrative expenses	723,128	613,925	109,203	17.8%
Operating income	251,840	99,296	152,544	153.6%
Interest expense, net	75,494	80,541	(5,047)	(6.3)%
Income from continuing operations before income taxes	176,346	18,755	157,591	n.m.
Income tax expense	15,459	998	14,461	n.m.
Net income from continuing operations	$160,887	$17,757	$143,130	n.m.
Adjusted EBITDA (1)	$395,266	$273,579	$121,687	44.5%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $7,486.9 million for the six months ended June 30, 2026, as compared with $6,025.8 million for the six months ended June 30, 2025, an increase of $1,461.0 million or 24.2%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $5,979.6 million for the six months ended June 30, 2026, as compared with $4,884.6 million for the six months ended June 30, 2025, an increase of $1,095.0 million or 22.4%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $532.3 million for the six months ended June 30, 2026, as compared with $428.0 million for the six months ended June 30, 2025, an increase of $104.3 million or 24.4%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $723.1 million for the six months ended June 30, 2026, as compared with $613.9 million for the six months ended June 30, 2025, an increase of $109.2 million or 17.8%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $117.8 million, or 19.2%, on consolidated 2025 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by,
•
a decrease of $8.6 million, or 1.4%, on consolidated 2025 selling, general, and administrative expenses, as a result of a decrease in other operational expenses year-over-year.

Interest Expense, net

Interest expense, net was $75.5 million for the six months ended June 30, 2026, as compared with $80.5 million for the six months ended June 30, 2025, a decrease of $5.0 million or 6.3%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the six months ended June 30, 2026 as compared to the prior period and lower outstanding term debt as compared to the prior period, and was partially offset by a $7.8 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense

Income tax expense was $15.5 million for the six months ended June 30, 2026, as compared with $1.0 million for the six months ended June 30, 2025. The $14.5 million increase in the income tax expense is primarily driven by the increase in pre-tax book income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, and an increase in the effective tax rate for the six months ended June 30, 2026 of 8.8% compared to 5.3% for the six months ended June 30, 2025. The increase in the effective tax rate is primarily attributable to the comparatively favorable impact of year-to-date discrete tax benefits on pre-tax income in each respective period. These favorable impacts were partially offset by limitations on the deductibility of certain executive compensation.

Excess tax benefits associated with share-based compensation are recorded as discrete tax items in the period in which the related awards vest or are exercised. Accordingly, the amount of such benefits may fluctuate significantly from period to period based on the Company’s stock price and employee vesting and exercise activity.

Net Income

Net income was $160.9 million for the six months ended June 30, 2026, as compared with $17.8 million for the six months ended June 30, 2025, an increase of $143.1 million. The increase in net income is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, partially offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $395.3 million for the six months ended June 30, 2026, as compared with $273.6 million for the six months ended June 30, 2025, an increase of $121.7 million or 44.5%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $142.0 million, or 51.9%, on consolidated 2025 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $20.3 million, or 7.4%, on consolidated 2025 Adjusted EBITDA, as a result of increases in certain public company costs incurred, investments in information technology, and positions to support growth within the business.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
Revenues	$3,407,173	$2,790,101	$617,072	22.1%
Cost of goods	3,108,992	2,556,402	552,590	21.6%
Gross profit	298,181	233,699	64,482	27.6%
Selling, general, and administrative expenses	143,612	136,040	7,572	5.6%
Segment operating income	$154,569	$97,659	$56,910	58.3%
Segment EBITDA	$180,049	$124,692	$55,357	44.4%

Business Metrics:
Prescriptions dispensed	10,844,038	10,851,773	(7,735)	(0.1)%
Revenue per script	$314.20	$257.11	$57.09	22.2%
Gross profit per script	$27.50	$21.54	$5.96	27.7%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $3,407.1 million for the three months ended June 30, 2026, as compared with $2,790.1 million for the three months ended June 30, 2025, an increase of $617.1 million or 22.1%. The increase primarily resulted from volume growth in prescriptions dispensed within Specialty and Infusion Pharmacy partially offset by a decline in prescriptions dispensed within Home and Community Pharmacy. Revenues attributable to Specialty and Infusion Pharmacy were $2,867.5 million for the three months ended June 30, 2026, as compared with $2,203.4 million for the three months ended June 30, 2025, an increase of $664.1 million or 30.1% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $539.6 million for the three months ended June 30, 2026, as compared with $586.7 million for the three months ended June 30, 2025, a decrease of $47.1 million or 8.0%, primarily attributable to impacts from the Inflation Reduction Act, which has resulted in significant reductions in federal healthcare spending, including through mandatory Medicare drug price negotiations and rebates, and statutory caps on negotiated prices.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $3,109.0 million for the three months ended June 30, 2026, as compared with $2,556.4 million for the three months ended June 30, 2025, an increase of $552.6 million or 21.6%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $298.2 million for the three months ended June 30, 2026, as compared with $233.7 million for the three months ended June 30, 2025, an increase of $64.5 million or 27.6%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended June 30, 2026 was 8.8% compared to 8.4% for the three months ended June 30, 2025. The increase in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Specialty and Infusion Pharmacy, along with product-level mix shifts and rate changes, partially offset by an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $143.6 million for the three months ended June 30, 2026, as compared with $136.0 million for the three months ended June 30, 2025, an increase of $7.6 million or 5.6%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $180.0 million for the three months ended June 30, 2026, as compared with $124.7 million for the three months ended June 30, 2025, an increase of $55.4 million or 44.4%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 11 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
Revenues	$6,578,522	$5,322,272	$1,256,250	23.6%
Cost of goods	5,979,567	4,884,617	1,094,950	22.4%
Gross profit	598,955	437,655	161,300	36.9%
Selling, general, and administrative expenses	300,646	251,778	48,868	19.4%
Segment operating income	$298,309	$185,877	$112,432	60.5%
Segment EBITDA	$349,117	$240,418	$108,699	45.2%

Business Metrics:
Prescriptions dispensed	21,573,914	21,729,067	(155,153)	(0.7)%
Revenue per script	$304.93	$244.94	$59.99	24.5%
Gross profit per script	$27.76	$20.14	$7.62	37.8%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $6,578.5 million for the six months ended June 30, 2026, as compared with $5,322.3 million for the six months ended June 30, 2025, an increase of $1,256.3 million or 23.6%. The increase primarily resulted from volume growth in prescriptions dispensed within Specialty and Infusion Pharmacy partially offset by a decline in prescriptions dispensed within Home and Community Pharmacy. Revenues attributable to Specialty and Infusion Pharmacy were $5,511.8 million for the six months ended June 30, 2026, as compared with $4,154.9 million for the six months ended June 30, 2025, an increase of $1,356.9 million or 32.7% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $1,066.7 million for the six months ended June 30, 2026, as compared with $1,167.4 million for the six months ended June 30, 2025, a decrease of $100.7 million or 8.6%, primarily attributable to impacts from the Inflation Reduction Act, which has resulted in significant reductions in federal healthcare spending, including through mandatory Medicare drug price negotiations and rebates, and statutory caps on negotiated prices.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $5,979.6 million for the six months ended June 30, 2026, as compared with $4,884.6 million for the six months ended June 30, 2025, an increase of $1,095.0 million or 22.4%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $599.0 million for the six months ended June 30, 2026, as compared with $437.7 million for the six months ended June 30, 2025, an increase of $161.3 million or 36.9%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the six months ended June 30, 2026 was 9.1% compared to 8.2% for the six months ended June 30, 2025. The increase in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Specialty and Infusion Pharmacy, along with product-level mix shifts and rate changes, partially offset by an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $300.6 million for the six months ended June 30, 2026, as compared with $251.8 million for the six months ended June 30, 2025, an increase of $48.9 million or 19.4%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $349.1 million for the six months ended June 30, 2026, as compared with $240.4 million for the six months ended June 30, 2025, an increase of $108.7 million or 45.2%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 11 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended
	June 30,		Change
	2026	2025	Amount	%
Revenues	$465,967	$357,597	$108,370	30.3%
Cost of services	271,402	216,444	54,958	25.4%
Gross profit	194,565	141,153	53,412	37.8%
Selling, general, and administrative expenses	128,515	91,871	36,644	39.9%
Segment operating income	$66,050	$49,282	$16,768	34.0%
Segment EBITDA	$74,861	$56,456	$18,405	32.6%

Business Metrics:
Home Health Care average daily census	46,448	30,085	16,363	54.4%
Rehab Care persons served	7,755	7,119	636	8.9%
Personal Care persons served	16,357	16,138	219	1.4%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $466.0 million for the three months ended June 30, 2026, as compared with $357.6 million for the three months ended June 30, 2025, an increase of $108.4 million or 30.3%. The increase primarily resulted from the following segment activity and factors:

•
a $77.9 million, or 21.8%, increase from the Amedisys and LHC Branches acquisition; and
•
a $30.5 million, or 8.5%, increase primarily from volume growth as well as rate increases received during the period.

Revenues attributable to Home Health Care were $277.6 million for the three months ended June 30, 2026, as compared with $184.5 million for the three months ended June 30, 2025, an increase of $93.1 million or 50.5%. Revenues attributable to Rehab Care were $81.9 million for the three months ended June 30, 2026, as compared with $73.2 million for the three months ended June 30, 2025, an increase of $8.7 million or 11.9%. Revenues attributable to Personal Care were $106.5 million for the three months ended June 30, 2026, as compared with $99.9 million for the three months ended June 30, 2025, an increase of $6.6 million or 6.6%.

Cost of Services

Cost of services was $271.4 million for the three months ended June 30, 2026, as compared with $216.4 million for the three months ended June 30, 2025, an increase of $55.0 million or 25.4%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $194.6 million for the three months ended June 30, 2026, as compared with $141.2 million for the three months ended June 30, 2025, an increase of $53.4 million or 37.8%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $128.5 million for the three months ended June 30, 2026, as compared with $91.9 million for the three months ended June 30, 2025, an increase of $36.6 million or 39.9%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $74.9 million for the three months ended June 30, 2026, as compared with $56.5 million for the three months ended June 30, 2025, an increase of $18.4 million or 32.6%. The increase primarily resulted from the aforementioned revenue growth. See Note 11 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Six Months Ended
	June 30,		Change
	2026	2025	Amount	%
Revenues	$908,339	$703,555	$204,784	29.1%
Cost of services	532,326	427,989	104,337	24.4%
Gross profit	376,013	275,566	100,447	36.5%
Selling, general, and administrative expenses	250,937	181,973	68,964	37.9%
Segment operating income	$125,076	$93,593	$31,483	33.6%
Segment EBITDA	$140,841	$107,536	$33,305	31.0%

Business Metrics:
Home Health Care average daily census	46,258	30,163	16,095	53.4%
Rehab Care persons served	7,688	6,909	779	11.3%
Personal Care persons served	16,219	16,001	218	1.4%

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $908.4 million for the six months ended June 30, 2026, as compared with $703.5 million for the six months ended June 30, 2025, an increase of $204.8 million or 29.1%. The increase primarily resulted from the following segment activity and factors:

•
a $156.4 million, or 22.2%, increase from the Amedisys and LHC Branches acquisition; and
•
a $48.4 million, or 6.9%, increase primarily from volume growth as well as rate increases received during the period.

Revenues attributable to Home Health Care were $543.3 million for the six months ended June 30, 2026, as compared with $362.9 million for the six months ended June 30, 2025, an increase of $180.4 million or 49.7%. Revenues attributable to Rehab Care were $156.7 million for the six months ended June 30, 2026, as compared with $143.0 million for the six months ended June 30, 2025, an increase of $13.7 million or 9.6%. Revenues attributable to Personal Care were $208.4 million for the six months ended June 30, 2026, as compared with $197.6 million for the six months ended June 30, 2025, an increase of $10.8 million or 5.5%.

Cost of Services

Cost of services was $532.3 million for the six months ended June 30, 2026, as compared with $428.0 million for the six months ended June 30, 2025, an increase of $104.3 million or 24.4%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $376.0 million for the six months ended June 30, 2026, as compared with $275.6 million for the six months ended June 30, 2025, an increase of $100.4 million or 36.5%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $250.9 million for the six months ended June 30, 2026, as compared with $182.0 million for the three months ended June 30, 2025, an increase of $69.0 million or 37.9%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $140.8 million for the six months ended June 30, 2026, as compared with $107.5 million for the six months ended June 30, 2025, an increase of $33.3 million or 31.0%. The increase primarily resulted from the aforementioned revenue growth. See Note 11 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

EBITDA, Adjusted EBITDA, and Adjusted EPS

The following are key financial metrics and, when used in conjunction with U.S. GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods, and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. We define EBITDA as net income before income tax expense, interest expense, net, and depreciation and amortization. Adjusted EBITDA and Adjusted EPS exclude certain other items that are either non-recurring, infrequent, non-cash, unusual, or items deemed by management to not be indicative of the performance of our core operations, including non-cash, share-based compensation; acquisition, integration, and transaction-related costs; and restructuring and divestiture-related and other costs. In determining which adjustments are made to arrive at Adjusted EBITDA and Adjusted EPS, management considers both (1) certain non-recurring, infrequent, non-cash, or unusual items, which can vary significantly from year to year, as well as (2) certain other items that may be recurring, frequent, or settled in cash but which management does not believe are indicative of our core operating performance. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EBITDA is net income. The financial measure calculated under U.S. GAAP which is most directly comparable to Adjusted EPS is diluted EPS.

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

The following table reconciles net income from continuing operations to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income from continuing operations	$86,604	$8,541	$160,887	$17,757
Income tax expense	6,908	1,238	15,459	998
Interest expense, net	36,879	38,778	75,494	80,541
Depreciation and amortization	41,423	41,839	80,517	82,671
EBITDA	$171,814	$90,396	$332,357	$181,967
Non-cash share-based compensation (1)	19,488	19,508	32,604	31,982
Acquisition, integration, and transaction-related costs (2)	6,630	19,828	12,730	29,349
Restructuring and divestiture-related and other costs (3)	7,573	12,785	17,575	30,281
Total adjustments	$33,691	$52,121	$62,909	$91,612
Adjusted EBITDA	$205,505	$142,517	$395,266	$273,579

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

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Diluted EPS	$0.39	$0.04	$0.73	$0.09
Non-cash share-based compensation (1)	0.09	0.09	0.15	0.15
Acquisition, integration, and transaction-related costs (1)	0.03	0.09	0.06	0.14
Restructuring and divestiture-related and other costs (1)	0.03	0.06	0.08	0.14
Income tax impact on adjustments (2)	(0.09)	(0.06)	(0.19)	(0.10)
Adjusted EPS	$0.45	$0.22	$0.83	$0.42

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	220,276	216,336	221,191	214,963
Weighted average common shares outstanding used in calculating diluted Non-GAAP income per share	220,276	216,336	221,191	214,963
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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Six Months Ended June 30,	For the Year Ended December 31,
	2026	2025
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$—	$63,300
Repayments of the Revolving Credit Facility, net	—	(63,300)
Ending Revolving Credit Facility balance	$—	$—
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	—
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	63,909	62,790
End of period Revolving Credit Facility and LC Facility availability	476,091	477,210
End of period cash balance	550,381	88,370
Total Liquidity, end of period	$1,026,472	$565,580

Cash Flow Activity

The activity discussed in this section relates to our consolidated company results and includes the impacts of discontinued operations.

Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Six Months Ended June 30,
	2026	2025	Variance
Net cash provided by operating activities	$166,859	$150,674	$16,185
Net cash provided by (used in) investing activities	$719,195	$(47,434)	$766,629
Net cash used in financing activities	$(424,150)	$(94,261)	$(329,889)

Operating Activities

Net cash provided by operating activities was $166.9 million for the six months ended June 30, 2026, compared to $150.7 million for the six months ended June 30, 2025. The change was primarily due to the following:

•
a $152.5 million increase in operating income from continuing operations in 2026 as compared to 2025;
•
a $20.6 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable-rate and applicable margin on our outstanding term debt, and refinancing of our First Lien in the second fiscal quarter of 2026; offset by
•
a $143.7 million increase in cash outflows for income taxes, which includes $97.0 million of taxes paid as a result of the Community Living divestiture; and
•
a $17.0 million increase in transaction costs related to the closing of the Community Living divestiture in the first fiscal quarter of 2026.

Investing Activities

Net cash provided by (used in) investing activities increased by $766.6 million, from a cash outflow of $47.4 million in the six months ended June 30, 2025 to a cash inflow of $719.2 million in the six months ended June 30, 2026. The increase was primarily due to proceeds from the sale of our Community Living business of $810.9 million, offset by a $35.4 million decrease in cash paid for acquisitions in 2026 compared to 2025.

Financing Activities

Net cash used in financing activities was $424.2 million for the six months ended June 30, 2026, primarily attributable to repayments on our long-term debt of $320.5 million, repurchase of shares of common stock of $120.0 million in connection with the March and June 2026 secondary offerings, and payment of finance lease obligations of $5.8 million, offset by the net proceeds from share-based compensation and settlement of equity awards of $25.8 million and other financing activities.

Net cash used in financing activities was $94.3 million for the six months ended June 30, 2025, primarily attributable to repayments on our long-term debt of $23.7 million, net repayments on our Revolving Credit Facility of $63.3 million, payment of financing lease obligations of $6.7 million, and other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of June 30, 2026 and December 31, 2025.

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

On May 28, 2026, we used a portion of the net proceeds received from the Community Living divestiture to repay $300.0 million of the borrowing under Tranche B-5, and amended the First Lien to establish a new Tranche B-6 Term Loan (“Tranche B-6”) in an aggregate principal amount of $2,214.9 million. The proceeds from Tranche B-6 borrowings were used to refinance the equivalent amount of the remaining Tranche B-5, after the aforementioned debt paydown, at a rate equal to SOFR plus 2.00% or ABR plus 1.00% with a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which will commence in the third fiscal quarter of 2026 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

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

We were in compliance with all applicable financial covenants as of June 30, 2026 and December 31, 2025.

Revolving Credit Facility

In connection with the First Lien debt modification on May 28, 2026, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.00% for the Revolving Credit Loans or ABR (with a floor of 0.00%) plus 1.00% for the Swingline Loans. Prior to the debt modification, borrowings bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.75% for the Revolving Credit Loans and ABR (with a floor of 0.00%) plus 1.75% for the Swingline Loans. The total borrowing capacity under the Revolving Credit Facility included in the First Lien Credit Agreement (the “Revolver”) was $475.0 million as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding.

The First Lien Credit Agreement provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of June 30, 2026, there were $63.9 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $1.1 million. As of December 31, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million.

For additional information about our Revolving Credit Facility and LC Facility, see Note 6 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. For the six months ended June 30, 2026 and the year ended December 31, 2025, interest expense, net includes interest income received related to cash flow hedges of interest rate risk of $1.0 million and $15.2 million, respectively. Refer to Note 6 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

Tangible Equity Units

Concurrently with the IPO, we issued 8,000,000 Tangible Equity Units (“TEUs”), which have a stated amount of $50.00 per unit. Each TEU is comprised of a prepaid stock purchase contract (“Purchase Contract”) and a senior amortizing note (“Amortizing Note”) due February 1, 2027, each issued by the Company. The Company will pay equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1 and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments will be equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. Each TEU may be separated by a holder into its constituent Purchase Contract and Amortizing Note. Refer to Note 7 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Long-term obligation and note payable		Interest Expense
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Six Months Ended June 30, 2026	Fiscal Year 2025
First Lien Incremental Term Loan Tranche B-6 - payable to lenders at SOFR plus applicable margin	5.62%	—	$2,214,872	$—	$11,758	$—
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	—	6.22%	—	2,521,255	63,091	146,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	5.62%	6.47%	—	—	—	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	7.75%	8.50%	—	—	2,476	6,996
Amortizing Notes			19,278	31,360	1,219	4,183
Notes payable and other			15,103	17,129	434	886
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(3,484)	(1,236)
Total debt			$2,249,253	$2,569,744	$75,494	$157,311
Less: debt issuance costs, net			58,493	62,200
Total debt, net of debt issuance costs			2,190,760	2,507,544
Less: current portion of long-term debt			41,445	52,340
Total long-term debt, net of current portion			$2,149,315	$2,455,204

Our Company leverage, as calculated under our First Lien Credit Agreement, was 2.15x and 2.99x at June 30, 2026 and December 31, 2025, respectively. The results of the Community Living business are excluded from the calculation for June 30, 2026 since the Company divested the Community Living business prior to the end of the period. The results of the Community Living business are included in the calculation for December 31, 2025 pursuant to the terms of our First Lien Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Impact of Inflation

Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. The impact of inflation on the Company is primarily in the area of labor costs. The healthcare industry is labor intensive. There can be no guarantee we will not experience increases in the cost of labor, particularly given the shortage of qualified caregivers in our markets, and since the demand for homecare services is expected to grow.

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

As of June 30, 2026, our debt outstanding was $2.2 billion and we had interest rate swaps with a combined notional value of $1.5 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $7.1 million on an annual basis based upon our borrowing level at June 30, 2026. The market risks associated with our debt obligations as of June 30, 2026 have not changed from those reported in “Part II. Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 6 within the unaudited condensed consolidated financial statements and related notes, included elsewhere in the Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Security Trading Plans of Directors and Executive Officers

On June 16, 2026, Scott Greenwell, Executive Vice President and President, PharMerica, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act (the “Rule 10b5-1 Plan”). The Rule 10b5-1 Plan provides for the sale, subject to certain price limits, of up to 11,973 shares of the Company’s common stock. The Rule 10b5-1 Plan has a trading effective date of September 14, 2026, and no sales are permitted to occur before this date. The Rule 10b5-1 Plan will terminate on September 14, 2026, unless terminated earlier pursuant to the terms of the Rule 10b5-1 Plan. If all shares are sold pursuant to the Rule 10b5-1 Plan, Mr. Greenwell will continue to satisfy the Company’s stock ownership guidelines.

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
10.1

Amendment No. 10, dated as of May 28, 2026, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the several lenders from time to time parties thereto and Morgan Stanley Senior Funding Inc. as administrative agent and collateral agent to the First Lien Credit Agreement, dated as of March 5, 2019, by and among Phoenix Intermediate Holdings Inc., Phoenix Guarantor Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc. (with amended First Lien Credit Agreement attached as Exhibit A).

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

BrightSpring Health Services, Inc.

Date: July 31, 2026	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Jennifer Phipps
Jennifer Phipps
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)