Form 10-Q
period 2026-09-30
BrightSpring Health Services, Inc.
filed 2026-10-30
CIK 1865782

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share 6.75% Tangible Equity Units	BTSG BTSGU	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of October 27, 2026 was 198,984,612.

i

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to “BrightSpring,” the “Company,” “we,” “us,” and “our” refer to BrightSpring Health Services, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to, among other things, our operations, financial performance, the anticipated impact of regulatory and reimbursement changes, and our capital structure. We have used words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “guidance,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “should,” “target,” “project,” “future,” “will,” “would,” “seek,” “foreseeable,” the negative version of these words, or similar terms and phrases to identify forward-looking statements.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. If any of these risks materialize, or if any of our assumptions underlying forward-looking statements prove incorrect, actual results and developments may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those set forth in Item 1A, “Risk Factors,” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as supplemented by Part II, Item 1A, “Risk Factors,” of this Form 10-Q and our other filings with the SEC. Although we have attempted to identify important risk factors, there may be other risk factors not presently known to us or that we presently believe are not material that could cause actual results and developments to differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. We caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this Form 10-Q. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. We undertake no obligation to publicly update or to revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$717,840	$88,370
Accounts receivable, net of allowance for credit losses	1,216,377	989,719
Inventories	671,590	815,180
Prepaid expenses and other current assets	159,950	118,592
Current assets held for sale	—	882,189
Total current assets	2,765,757	2,894,050
Property and equipment, net of accumulated depreciation of $419,016 and $404,878 at September 30, 2026 and December 31, 2025, respectively	213,530	204,689
Goodwill	2,537,128	2,545,673
Intangible assets, net of accumulated amortization	491,661	557,555
Operating lease right-of-use assets, net	169,977	171,632
Other assets	88,568	39,712
Total assets	$6,266,621	$6,413,311
Liabilities, Redeemable Noncontrolling Interests, and Equity
Current liabilities:
Trade accounts payable	$1,232,288	$1,217,946
Accrued expenses	390,967	333,024
Current portion of obligations under operating leases	46,296	42,936
Current portion of obligations under financing leases	5,988	6,794
Current portion of long-term debt	35,277	52,340
Current liabilities held for sale	—	195,994
Total current liabilities	1,710,816	1,849,034
Obligations under operating leases, net of current portion	133,569	135,420
Obligations under financing leases, net of current portion	11,072	14,544
Long-term debt, net of current portion	2,146,779	2,455,204
Deferred income taxes, net	10,336	6,178
Long-term liabilities	68,234	66,565
Total liabilities	4,080,806	4,526,945
Redeemable noncontrolling interests	9,200	11,227
Shareholders’ equity:
Common stock, $0.01 par value, 1,500,000,000 shares authorized, 198,814,320 and 192,124,125 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$1,988	$1,921
Preferred stock, $0.01 par value, 250,000,000 authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	2,021,881	1,954,482
Retained earnings (accumulated deficit)	138,572	(74,647)
Accumulated other comprehensive income (loss)	14,099	(6,691)
Total shareholders’ equity	2,176,540	1,875,065
Noncontrolling interest	75	74
Total equity	2,176,615	1,875,139
Total liabilities, redeemable noncontrolling interests, and equity	$6,266,621	$6,413,311

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Products	$3,732,428	$2,966,966	$10,310,950	$8,289,238
Services	480,806	367,140	1,389,145	1,070,695
Total revenues	4,213,234	3,334,106	11,700,095	9,359,933
Cost of goods	3,416,415	2,721,314	9,395,982	7,605,931
Cost of services	278,270	220,784	810,596	648,773
Gross profit	518,549	392,008	1,493,517	1,105,229
Selling, general, and administrative expenses	358,069	304,165	1,081,197	918,090
Operating income	160,480	87,843	412,320	187,139
Interest expense, net	31,038	38,235	106,532	118,776
Income from continuing operations before income taxes	129,442	49,608	305,788	68,363
Income tax expense	28,640	12,120	44,099	13,118
Income from continuing operations, net of income taxes	100,802	37,488	261,689	55,245
(Loss) income from discontinued operations, net of income taxes	(503)	17,753	71,429	56,548
Net income	100,299	55,241	333,118	111,793
Net income (loss) attributable to noncontrolling interests included in continuing operations	161	(595)	(77)	(1,793)
Net income attributable to BrightSpring Health Services, Inc. and subsidiaries	$100,138	$55,836	$333,195	$113,586

Net income per common share (Note 10):
Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.49	$0.19	$1.27	$0.28
Discontinued operations	$(0.01)	$0.08	$0.35	$0.28
Net income per share	$0.48	$0.27	$1.62	$0.56
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.46	$0.17	$1.18	$0.26
Discontinued operations	$(0.01)	$0.09	$0.33	$0.26
Net income per share	$0.45	$0.26	$1.51	$0.52
Weighted average shares outstanding:
Basic	207,022	203,487	205,934	202,067
Diluted	220,226	217,982	220,972	218,519

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$100,299	$55,241	$333,118	$111,793
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	(97)	(203)	111
Cash flow hedges:
Net change in fair value, net of tax (1)	10,365	1,570	22,223	2,292
Amounts reclassified to earnings, net of tax (2)	(454)	(3,434)	(1,230)	(10,112)
Total other comprehensive income (loss), net of tax	9,914	(1,961)	20,790	(7,709)
Total comprehensive income	110,213	53,280	353,908	104,084
Comprehensive income (loss) attributable to redeemable noncontrolling interests	154	(455)	(91)	(1,370)
Comprehensive income (loss) attributable to noncontrolling interest	7	(140)	14	(423)
Comprehensive income attributable to BrightSpring Health Services, Inc. and subsidiaries	$110,052	$53,875	$353,985	$105,877

(1)
The income tax effects of the net change in fair value were $(3,362) and $(7,211) for the three and nine months ended September 30, 2026, respectively, and $(510) and $(744) for the three and nine months ended September 30, 2025, respectively.
(2)
The income tax effects of amounts reclassified to earnings were $147 and $399 for the three and nine months ended September 30, 2026, respectively, and $1,114 and $3,281 for the three and nine months ended September 30, 2025, respectively.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Unaudited)

	For the Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at June 30, 2026	197,509,491	$1,975	$2,004,123	$38,434	$4,185	$68	$2,048,785
Net income (1)	—	—	—	100,138	—	7	100,145
Other comprehensive income, net of tax	—	—	—	—	9,914	—	9,914
Share-based compensation	—	—	17,871	—	—	—	17,871
Exercise of stock options	412,175	4	4,837	—	—	—	4,841
Issuance of common stock for settlement of RSUs	175,950	1	(1)	—	—	—	—
Tax effect of net share settlement of equity awards	(70,160)	—	(4,941)	—	—	—	(4,941)
Conversion of tangible equity units into common stock	786,864	8	(8)	—	—	—	—
Balances at September 30, 2026	198,814,320	$1,988	$2,021,881	$138,572	$14,099	$75	$2,176,615

	For the Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	Shares	Amount
Balances at June 30, 2025	177,055,327	$1,771	$1,909,854	$(164,405)	$(4,330)	$(283)	$1,742,607
Net income (loss) (1)	—	—	—	55,836	—	(140)	55,696
Other comprehensive loss, net of tax	—	—	—	—	(1,961)	—	(1,961)
Share-based compensation	—	—	17,250	—	—	—	17,250
Exercise of stock options	735,483	7	5,612	—	—	—	5,619
Issuance of common stock for settlement of RSUs	115,810	1	(1)	—	—	—	—
Tax effect of net share settlement of equity awards	(52,203)	—	(1,071)	—	—	—	(1,071)
Conversion of tangible equity units into common stock	2,831,467	28	(28)	—	—	—	—
Other	—	—	—	—	—	517	517
Balances at September 30, 2025	180,685,884	$1,807	$1,931,616	$(108,569)	$(6,291)	$94	$1,818,657

(1) Net income (loss) to the Company for the three months ended September 30, 2026 and 2025 excludes $154 and $(455), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (continued)

(In thousands, except share data)

(Unaudited)

	For the Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2025	192,124,125	$1,921	$1,954,482	$(74,647)	$(6,691)	$74	$1,875,139
Net income (1)	—	—	—	333,195	—	14	333,209
Other comprehensive income, net of tax	—	—	—	—	20,790	—	20,790
Share-based compensation	—	—	41,040	—	—	—	41,040
Exercise of stock options	4,352,198	43	37,213	—	—	—	37,256
Issuance of common stock for settlement of RSUs	1,748,824	17	(17)	—	—	—	—
Tax effect of net share settlement of equity awards	(232,565)	(2)	(11,546)	—	—	—	(11,548)
Conversion of tangible equity units into common stock	3,313,010	33	(33)	—	—	—	—
Share repurchases	(2,491,272)	(24)	—	(119,976)	—	—	(120,000)
Other	—	—	742	—	—	(13)	729
Balances at September 30, 2026	198,814,320	$1,988	$2,021,881	$138,572	$14,099	$75	$2,176,615

	For the Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balances at December 31, 2024	174,245,990	$1,742	$1,866,850	$(222,155)	$1,418	$—	$1,647,855
Net income (loss) (1)	—	—	—	113,586	—	(423)	113,163
Other comprehensive loss, net of tax	—	—	—	—	(7,709)	—	(7,709)
Share-based compensation	—	—	55,733	—	—	—	55,733
Exercise of stock options	2,055,618	21	14,660	—	—	—	14,681
Issuance of common stock for settlement of RSUs	1,817,356	18	(18)	—	—	—	—
Tax effect of net share settlement of equity awards	(264,547)	(2)	(5,581)	—	—	—	(5,583)
Conversion of tangible equity units into common stock	2,831,467	28	(28)	—	—	—	—
Other	—	—	—	—	—	517	517
Balances at September 30, 2025	180,685,884	$1,807	$1,931,616	$(108,569)	$(6,291)	$94	$1,818,657

(1) Net income (loss) to the Company for the nine months ended September 30, 2026 and 2025 excludes ($91) and $(1,370), respectively, allocable to the redeemable noncontrolling interests for our joint venture arrangements.

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net income	$333,118	$111,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,889	124,753
Impairment of long-lived assets	8,240	6,526
Change in fair value of contingent consideration, net	—	(1,266)
Payment of contingent consideration in excess of acquisition date fair value	—	(6,170)
Provision for credit losses	28,694	48,723
Amortization of deferred debt issuance costs	8,317	8,384
Share-based compensation	41,040	55,733
Deferred income taxes, net	(3,045)	18,266
Gain on sale of discontinued operations	(101,845)	—
Other	243	(335)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(235,949)	(162,689)
Prepaid expenses and other current assets	(41,057)	24,857
Inventories	143,408	(2,279)
Trade accounts payable	54,920	42,836
Accrued expenses	47,186	17,212
Other assets and liabilities	(30,978)	(27,734)
Net cash provided by operating activities	$371,181	$258,610
Investing activities:
Purchases of property and equipment	$(72,666)	$(57,819)
Acquisitions of businesses	(44,132)	(8,308)
Proceeds from sale of discontinued operations	810,908	—
Other	1,893	(5,068)
Net cash provided by (used in) investing activities	$696,003	$(71,195)
Financing activities:
Long-term debt repayments	$(332,300)	$(37,933)
Repayments of the Revolving Credit Facility, net	—	(63,300)
Payments of debt issuance costs	(3,378)	—
Repurchases of shares of common stock	(120,000)	—
Proceeds from shares issued under share-based compensation plan	37,256	14,681
Taxes paid related to net share settlement of equity awards	(11,548)	(5,583)
Purchase of redeemable noncontrolling interest	(267)	(5,100)
Payments of financing lease obligations	(7,584)	(10,133)
Net cash used in financing activities	$(437,821)	$(107,368)
Net increase in cash and cash equivalents	629,363	80,047
Cash and cash equivalents at beginning of period	88,477	61,253
Cash and cash equivalents at end of period	$717,840	$141,300
Cash and cash equivalents included in assets held for sale at end of period	—	956
Cash and cash equivalents included in continuing operations at end of period	$717,840	$140,344

See accompanying notes to the condensed consolidated financial statements.

BrightSpring Health Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$102,994	$137,872
Income taxes, net of refunds	$158,888	$14,851
Supplemental schedule of non-cash investing and financing activities:
Note issued in connection with an acquisition	$200	$—
Financing lease obligations assumed	$4,851	$10,452
Purchases of property and equipment in accounts payable	$2,615	$2,856

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

Inventory Held on Consignment

During 2026, the Company entered into a consignment arrangement with a supplier under which the supplier retains title and ownership of the consigned inventory until the Company purchases or dispenses the inventory and the supplier may require the return or redirection of the inventory prior to that time. The Company has no obligation to pay for the consigned inventory upon receipt. At September 30, 2026, the Company held approximately $111.6 million of consigned inventory, which is not recognized in the Company’s condensed consolidated balance sheet. The Company did not hold consignment inventory as of December 31, 2025.

Commitments and Contingencies

The Company is party to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the ultimate liability, if any, for outstanding proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows. It is reasonably possible that an adverse determination might have an impact on a particular period. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

Related Party Transactions

There were no material related party transactions that meet the requirements for disclosure in the periods presented other than those disclosed elsewhere in these notes to the unaudited condensed consolidated financial statements.

Recently Adopted Accounting Standards

There were no new accounting standards adopted during the nine months ended September 30, 2026.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was further clarified in January 2025 through the issuance of ASU 2025-01. These ASUs require new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of goods and services and selling, general, and administrative expenses. The amendments in these ASUs are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The adoption of this guidance will have no impact on the Company’s consolidated financial condition or results of operations. The Company is currently evaluating the impact to the related disclosures.

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

2. Discontinued Operations

On January 17, 2025, BrightSpring entered into a definitive agreement to sell its Community Living business to National Mentor Holdings, Inc. (the “Purchaser”) for $835.0 million in cash upon closing, subject to certain post-closing adjustments. We entered into the transaction in order to streamline our service offerings and further focus on the senior and specialty populations. On March 30, 2026, the Company completed the transaction pursuant to the terms of the definitive agreement for cash proceeds of $810.9 million, resulting in a pre-tax gain on sale of $101.8 million.

The following table reconciles the gross proceeds with the gain on sale, net of tax for the sale of the Community Living business:

For the Nine Months Ended
September 30,
2026
Gross proceeds	$835,000
Less: certain post-closing adjustments	12,640
Less: direct costs to sell	13,854
Less: carrying amount of Community Living business	706,661
Gain on sale of discontinued operations	$101,845
Less: current and deferred tax impact	72,218
Net gain on sale of discontinued operations	$29,627

During the first fiscal quarter of 2025, the Company determined the divestiture of the Community Living business represented a strategic shift that resulted in a major effect on its business and concluded the criteria for classification as discontinued operations were met. Accordingly, the Community Living business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The Community Living business was historically presented as a part of the Provider Services reportable segment.

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company’s debt that is not directly attributed to the Community Living business. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and consolidated debt. In addition, upon closing of the divestiture, we entered into a transition services agreement (“TSA”) with the Purchaser to support the Purchaser’s post-closing operations of the Community Living business by providing the Purchaser with certain transition services in exchange for service fees in the form of both fixed-price and pass-through costs over the 18 months following the close of the transaction. Transition services primarily include finance and accounting, human resources, IT, facilities management, and compliance services. The fees associated with the services rendered under the TSA are presented in selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations and are not material to our results of operations.

The financial results of the Community Living business are presented as (loss) income from discontinued operations on our unaudited condensed consolidated statements of operations. The following table presents the financial results of the Community Living business (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Services revenue	—	$314,605	$306,646	$921,394
Cost of services	—	212,251	206,585	628,048
Gross profit	—	102,354	100,061	293,346
Selling, general, and administrative expenses	262	70,940	45,931	195,423
Operating (loss) income of discontinued operations	(262)	31,414	54,130	97,923
Interest expense, net	—	7,404	6,677	22,901
(Loss) gain on sale of discontinued operations	(23)	—	101,845	—
(Loss) income of discontinued operations before incomes taxes	(285)	24,010	149,298	75,022
Income tax expense of discontinued operations	218	6,257	77,869	18,474
(Loss) income from discontinued operations, net of income taxes	$(503)	$17,753	$71,429	$56,548

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

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities of discontinued operations:
Depreciation and amortization	$—	$1,329
Share-based compensation	(9,296)	9,578
Gain on sale of discontinued operations	(101,845)	—

Cash flows used in investing activities of discontinued operations:
Purchases of property and equipment	3,085	8,755

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

	Pharmacy Solutions
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$1,184.4	28.1%	$818.3	24.5%	$3,197.3	27.3%	$2,234.8	23.9%
Medicaid	376.0	8.9%	287.4	8.6%	1,023.9	8.8%	791.8	8.5%
Medicare Part A	135.0	3.2%	143.0	4.3%	409.0	3.5%	422.3	4.5%
Medicare Part B	18.1	0.4%	18.7	0.6%	56.7	0.5%	56.9	0.6%
Medicare Part C	708.0	16.8%	593.0	17.8%	1,964.1	16.8%	1,636.3	17.5%
Medicare Part D	1,246.9	29.6%	1,058.4	31.7%	3,470.9	29.7%	2,977.7	31.8%
Private & other	64.0	1.6%	48.2	1.5%	189.1	1.5%	169.4	1.8%
	$3,732.4	88.6%	$2,967.0	89.0%	$10,311.0	88.1%	$8,289.2	88.6%

	Provider Services
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$61.3	1.5%	$51.3	1.5%	$175.2	1.5%	$136.8	1.5%
Medicaid	106.2	2.5%	128.3	3.8%	300.6	2.6%	301.9	3.2%
Medicare Part A	183.9	4.4%	127.0	3.8%	528.6	4.5%	375.2	4.0%
Medicare Part B	3.6	0.1%	1.7	0.1%	17.4	0.1%	4.6	0.0%
Medicare Part C	66.9	1.6%	28.8	0.9%	198.3	1.7%	96.0	1.0%
Private & other	58.9	1.3%	30.0	0.9%	169.0	1.5%	156.2	1.7%
	$480.8	11.4%	$367.1	11.0%	$1,389.1	11.9%	$1,070.7	11.4%

	Consolidated
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Commercial insurance	$1,245.7	29.6%	$869.6	26.0%	$3,372.5	28.8%	$2,371.6	25.4%
Medicaid	482.2	11.4%	415.7	12.4%	1,324.5	11.4%	1,093.7	11.7%
Medicare Part A	318.9	7.6%	270.0	8.1%	937.6	8.0%	797.5	8.5%
Medicare Part B	21.7	0.5%	20.4	0.7%	74.1	0.6%	61.5	0.6%
Medicare Part C	774.9	18.4%	621.8	18.7%	2,162.4	18.5%	1,732.3	18.5%
Medicare Part D	1,246.9	29.6%	1,058.4	31.7%	3,470.9	29.7%	2,977.7	31.8%
Private & other	122.9	2.9%	78.2	2.4%	358.1	3.0%	325.6	3.5%
	$4,213.2	100.0%	$3,334.1	100.0%	$11,700.1	100.0%	$9,359.9	100.0%

Refer to Note 11 for the disaggregation of revenue by reportable segment.

4. Acquisitions

2026 Acquisitions

During the nine months ended September 30, 2026, we completed two acquisitions within the Provider Services segment for aggregate consideration of $2.1 million. We entered these transactions in order to expand our services and geographic offerings. No cash was acquired as a part of these transactions. The operating results of the acquisitions are included in our unaudited condensed consolidated financial statements from the respective dates of the acquisition and are not material to our results of operations. During the nine months ended September 30, 2026, the Company incurred immaterial transaction costs related to the acquisitions.

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

The Amedisys and LHC Branches Acquisition provides home health and hospice care services through several legal entities in 18 states, of which the branches in 17 states have been acquired as of September 30, 2026. The allocation of the purchase price is provisional as of September 30, 2026. Provisional amounts primarily relate to the valuation of intangible assets, certain lease right-of-use assets and lease liabilities, working capital accounts (accounts receivable and certain accruals), and the valuation of redeemable noncontrolling interests. The provisional status is due to pending third-party valuations, receipt of additional information from the sellers, and completion of certain closing procedures. We expect to complete the purchase price allocation no later than December 1, 2026. During the measurement period, we will record adjustments to provisional amounts with a corresponding adjustment to goodwill, reflecting facts and circumstances that existed as of the acquisition dates. The following table summarizes the consideration paid (in thousands) for the Amedisys and LHC Branches Acquisition and the provisional fair value of the assets acquired and the liabilities assumed at the respective acquisition dates.

Accounts receivable	$34,869
Prepaid expenses and other current assets	32
Property and equipment	5,633
Goodwill	165,428
Intangible assets	62,897
Operating lease right-of-use assets	12,604
Trade accounts payable	1,881
Accrued expenses	12,313
Current portion of obligations under operating leases	4,177
Current portion of obligations under financing leases	1,797
Obligations under operating leases, net of current portion	8,427
Obligations under financing leases, net of current portion	3,587
Long-term liabilities	2,773
Redeemable noncontrolling interests	8,084
Noncontrolling interest	(35)
Aggregate purchase price, net of cash acquired	$238,459

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

The Amedisys and LHC Branches Acquisition contributed $76.1 million and $232.5 million in revenue during the three and nine months ended September 30, 2026, respectively. The Amedisys and LHC Branches Acquisition contributed $6.6 million and $20.8 million in operating income during the three and nine months ended September 30, 2026, respectively. The Amedisys and LHC

Branches Acquisition was not completed until the fourth fiscal quarter of 2025; as such it did not contribute any revenue or operating income during the three and nine months ended September 30, 2025.

The following table contains the unaudited pro forma consolidated financial information, assuming that the Amedisys and LHC Branches Acquisition transaction closed on January 1, 2025 (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2025	2025
Revenue	$3,421,917	$9,621,763
Operating income	$94,262	$207,087
Net income from continuing operations attributable to BrightSpring Health Services, Inc. and subsidiaries	$42,769	$71,601

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

The Company expects to finalize the purchase price allocation for the 2025 acquisitions prior to the one-year anniversary date of each acquisition. During the three and nine months ended September 30, 2025, the Company incurred $3.2 million and $12.1 million, respectively, of transaction costs related to all 2025 acquisitions, including those acquisitions completed in subsequent quarters of 2025. These costs are included in selling, general, and administrative expenses in our unaudited condensed consolidated statements of operations.

5. Goodwill and Intangible Assets

A summary of changes to goodwill, by reportable segment, is as follows (in thousands):

	Goodwill
	Pharmacy Solutions	Provider Services	Total
Goodwill at January 1, 2026*	$841,052	$1,704,621	$2,545,673
Goodwill added through acquisitions	—	1,206	1,206
Measurement period adjustments	—	(9,614)	(9,614)
Foreign currency adjustments	—	(137)	(137)
Goodwill at September 30, 2026*	$841,052	$1,696,076	$2,537,128

* For the periods presented, the carrying amount of goodwill is presented net of accumulated impairment losses of $40.9 million, which were incurred in fiscal year 2022.

Intangible assets are as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value	Life (Years)
Customer relationships	$500,173	$394,444	$105,729	$502,160	$356,146	$146,014	5-20
Trade names	315,368	169,485	145,883	318,768	154,601	164,167	2-20
Licenses	66,979	22,091	44,888	67,395	18,886	48,509	10-20
Doctor/payor network	3,300	3,025	275	5,650	4,987	663	5-8
Covenants not to compete	4,134	2,616	1,518	6,654	4,717	1,937	2-7
Other intangible assets	10,940	9,097	1,843	10,940	7,925	3,015	5-7
Total definite-lived assets	$900,894	$600,758	$300,136	$911,567	$547,262	$364,305
Licenses	191,525	—	191,525	193,250	—	193,250	Indefinite
Total intangible assets	$1,092,419	$600,758	$491,661	$1,104,817	$547,262	$557,555

Amortization expense for the three and nine months ended September 30, 2026 was $18.5 million and $61.6 million, respectively, as compared to $22.7 million and $69.7 million for the three and nine months ended September 30, 2025, respectively.

6. Debt and Derivatives

The table below summarizes the total outstanding debt of the Company (in thousands):

	September 30, 2026		December 31, 2025
	Rate	Amount	Rate	Amount
First Lien Incremental Term Loan Tranche B-6 - payable to lenders at SOFR plus applicable margin	5.69%	$2,209,335	—	$—
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	—	—	6.22%	2,521,255
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	5.69%	—	6.47%	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	8.00%	—	8.50%	—
Amortizing Notes (1)		13,010		31,360
Notes payable and other		15,299		17,129
Total debt		2,237,644		2,569,744
Less: debt issuance costs, net		55,588		62,200
Total debt, net of debt issuance costs		2,182,056		2,507,544
Less: current portion of long-term debt		35,277		52,340
Total long-term debt, net of current portion		$2,146,779		$2,455,204

(1)
See Note 7 for discussion of Amortizing Notes.

We are required to disclose the fair value of financial instruments for which it is practicable to estimate the fair value, even though these instruments are not recognized at fair value in the consolidated balance sheets. The following table presents the carrying value and estimated fair values of the Company’s debt obligations as of September 30, 2026 (in millions):

		Fair Value at Reporting Date Using
Financial Instrument	Carrying Value as of September 30, 2026	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$2,209,335	$—	$2,212,097	$—
Amortizing Notes	13,010	—	13,027	—
Total debt instruments	$2,222,345	$—	$2,225,124	$—

The following discussion summarizes the debt agreements and related modification for the nine months ended September 30, 2026 and the year ended December 31, 2025.

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

On May 28, 2026, we used a portion of the net proceeds received from the divestiture of the Community Living business to repay $300.0 million of the borrowing under Tranche B-5 and amended the First Lien to establish a new Tranche B-6 Term Loan (“Tranche B-6”) in an aggregate principal amount of $2,214.9 million. The proceeds from Tranche B-6 borrowings were used to refinance the equivalent amount of the remaining Tranche B-5, after the aforementioned debt paydown, at a rate equal to SOFR plus 2.00% or ABR plus 1.00% with a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which commenced in the third fiscal quarter of 2026 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

Revolving Credit Facility

The First Lien also extends credit in the form of a Revolving Credit Facility with a borrowing capacity of $475.0 million (the “Revolver”), of which up to $50.0 million is available as swingline loans and up to $82.5 million is available as letters of credit (the “LC Sublimit”). The Revolver will mature on June 30, 2028. In connection with the First Lien debt modification on May 28, 2026, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.00% for the Revolving Credit Loans or ABR (with a floor of 0.00%) plus 1.00% for the Swingline Loans. Prior to the debt modification, borrowings bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.75% for the Revolving Credit Loans and ABR (with a floor of 0.00%) plus 1.75% for the Swingline Loans. As of September 30, 2026 and December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding.

The Company’s First Lien also provides for an additional $65.0 million of letter of credit commitments (the “LC Facility”), which are not subject to the LC Sublimit and do not reduce the Revolver borrowing capacity. As of September 30, 2026, there were $63.9 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $1.1 million. As of December 31, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million.

Derivative Financial Instruments

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company has entered into receive-variable, pay-fixed interest rate swap agreements. The following table summarizes our interest rate swaps designated as cash flow hedges (in millions):

	Notional Amount as of
Financial Institution	September 30, 2026	December 31, 2025	Effective Dates	Fixed Rates
Credit Agricole Corporate and Investment Bank	$—	$500	1-year period ending September 30, 2026	3.72500%
Mizuho Capital Markets	—	500	1-year period ending September 30, 2026	3.61121%
Credit Agricole Corporate and Investment Bank	250	250	3-year period ending September 30, 2028	3.33150%
Morgan Stanley	250	250	3-year period ending September 30, 2028	3.17700%
Mizuho Capital Markets	500	—	2-year period ending September 30, 2028	3.20220%
Existing contracts	$1,000	$1,500

Mizuho Capital Markets	—	500	2-year period ending September 30, 2028	3.20220%
Forward starting contracts (1)	$—	$500
(1)
During the fourth fiscal quarter of 2025, we entered into a forward starting interest rate swap agreement, with a $500 million notional amount, to hedge the cash flow risk of variability in interest payment on our variable rate borrowings. The effective date of the forward starting interest rate swap agreement is September 30, 2026. As of September 30, 2026, this interest rate swap agreement is an existing contract.

The net fair value of the cash flow hedges as of September 30, 2026 and December 31, 2025 was a $27.4 million asset and a $0.4 million liability, respectively, and is reflected in prepaid expenses and other current assets, other assets, accrued expenses and long-term liabilities, as applicable, in the unaudited condensed consolidated balance sheets. Refer to Note 9 for details. The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models. The key inputs for the valuation models are quoted market prices, interest rates, forward yield curves, and credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us.

Amounts reported in accumulated other comprehensive income (“AOCI”) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Net interest received, including payments made or received under the cash flow hedges, was $0.6 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, as compared to $4.6 million and $13.4 million for the three and nine months ended September 30, 2025, respectively. The Company expects approximately $12.0 million of pre-tax gains to be reclassified out of AOCI into earnings within the next twelve months.

The debt modification did not impact the effectiveness of the cash flow hedge arrangements outstanding as of September 30, 2026.

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

The value allocated to the Purchase Contract is reflected net of issuance costs in additional paid-in capital. The value allocated to the Amortizing Notes is reflected in long-term debt, with payments expected in the next twelve months reflected in current portion of long-term debt, in the unaudited condensed consolidated balance sheets. The long-term portion of the Amortizing Notes as of December 31, 2025 was $6.6 million. Because the final installment payment date of February 1, 2027 is within one year of September 30, 2026, the entire carrying amount of the Amortizing Notes was classified within current portion of long-term debt as of September 30, 2026. The current portion of the Amortizing Notes as of September 30, 2026 and December 31, 2025 was $13.0 million and $24.8 million, respectively. Issuance costs related to the Amortizing Notes are reflected as a reduction of the carrying amount and are amortized through the maturity date using the effective interest rate method.

Amortizing Notes

The Company pays equal quarterly cash installments of $0.8438 per Amortizing Note on February 1, May 1, August 1, and November 1, commencing on May 1, 2024, except for the May 1, 2024 installment payment, which was $0.8531 per Amortizing Note, with a final installment payment date of February 1, 2027. In the aggregate, the annual quarterly cash installments are the equivalent of 6.75% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal. The Company paid $6.8 million and $20.3 million in TEU installment payments during the three and nine months ended September 30, 2026, respectively, as compared to $6.7 million and $20.2 million during the three and nine months ended September 30, 2025, respectively. The Amortizing Notes rank equally in right of payment with all other existing and future unsecured senior indebtedness and rank senior to all of our existing and future indebtedness, if any, that is subordinated to the Amortizing Notes.

Purchase Contracts

At any time prior to the second scheduled trading day immediately preceding February 1, 2027, a holder may elect to settle its Purchase Contract early, in whole or in part, at an early settlement rate equal to the minimum settlement rate. The Company has the right to settle the Purchase Contracts on or after November 1, 2024, in whole but not in part, on a date fixed by it at an early mandatory settlement rate equal to the maximum settlement rate, subject to certain exceptions. During the three and nine months ended September 30, 2026, 786,864 and 3,313,010 shares of common stock were issued as a result of TEUs converted at the holder’s option. During the three and nine months ended September 30, 2025, 2,831,467 shares of common stock were issued as a result of TEUs converted at the holder’s option.

Unless settled earlier at the holder’s option or at the Company’s election, each Purchase Contract will, subject to postponement in certain limited circumstances, automatically settle on February 1, 2027 for a number of shares of our common stock, subject to certain anti-dilution adjustments, based upon the 20-day volume-weighted average price of our common stock.

The Purchase Contracts are mandatorily convertible into a minimum of 26.2 million shares or a maximum of 30.8 million shares of our common stock on the mandatory settlement date (unless redeemed by us or settled earlier at the unit holder’s option). The 26.2 million minimum shares are included in the calculation of basic weighted average shares outstanding. The difference between the minimum and maximum shares represents potentially dilutive securities, which are included in the calculation of diluted weighted average shares outstanding to the extent that the average applicable market value is equal to or greater than $13.00 but is less than or equal to $15.28 during the period (see Note 10).

8. Income Taxes

The provision for income taxes is attributable to U.S federal, state, and foreign income taxes. The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate and includes the tax effect of items required to be recorded discretely in the interim periods in which those items occur.

A reconciliation of the Company’s effective tax rate is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Estimated annual effective tax rate before discrete items	25.4%	26.4%	25.4%	26.4%
Discrete items recognized	(3.3)%	(2.0)%	(11.0)%	(7.2)%
Effective tax rate recognized in the statements of operations	22.1%	24.4%	14.4%	19.2%

During the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rates were lower than the U.S. federal income tax rate, primarily due to excess tax benefits recognized on share-based compensation awards. Excess tax benefits totaled $3.7 million and $33.0 million for the three and nine months ended September 30, 2026, respectively, compared to $1.0 million and $4.7 million for the three and nine months ended September 30, 2025. These benefits are recognized as discrete tax items in the periods in which awards vest or are exercised and can vary significantly based on the Company’s stock price and employee activity. The favorable impact of these benefits was partially offset by permanent tax adjustments related to compensation that is nondeductible under Section 162(m) of the Internal Revenue Code.

9. Detail of Certain Balance Sheet Accounts

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Non-trade receivables	$58,983	$38,196
Income tax receivable	28,859	864
Rebate receivable	26,162	32,407
Dues and subscriptions	12,401	7,588
Prepaid insurance	10,934	13,255
Inventory returns receivable	6,484	11,019
Other prepaid expenses and current assets	16,127	15,263
Total prepaid expenses and other current assets	$159,950	$118,592

Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Insurance recoveries	$31,472	$7,251
Interest rate swaps	27,425	1,181
Other investments	7,544	7,481
Cloud computing	7,178	6,017
Deposits	5,749	5,722
Deferred compensation	5,090	4,702
Notes receivable	1,643	4,012
Other assets	2,467	3,346
Total other assets	$88,568	$39,712

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Wages and payroll taxes	$168,351	$131,162
Compensated absences	34,824	31,543
Health insurance reserves	28,403	15,389
Legal settlements and professional fees	22,756	10,525
Checks in excess of cash balance	21,381	34,824
General and professional liability insurance reserves	20,013	7,696
Workers compensation insurance reserves	17,579	24,897
Deferred revenue	11,044	9,039
Automobile insurance reserves	6,488	5,585
Taxes other than income taxes	5,170	3,506
Property insurance reserves	3,038	11,170
Other	51,920	47,688
Total accrued expenses	$390,967	$333,024

Long-term liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
General and professional liability insurance reserves	$28,687	$25,032
Workers compensation insurance reserves	25,356	25,369
Automobile insurance reserves	7,386	9,849
Deferred compensation	5,090	4,702
Other	1,715	1,613
Total long-term liabilities	$68,234	$66,565

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

For the three and nine months ended September 30, 2026 and 2025, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic EPS. For the three and nine months ended September 30, 2026 and 2025, the Company’s average applicable market value was greater than $15.28, resulting in no dilutive impact to EPS for TEUs. See Note 7 for further discussion of TEUs.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common shareholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income from continuing operations	$100,802	$37,488	$261,689	$55,245
Less: Net income (loss) attributable to noncontrolling interests	161	(595)	(77)	(1,793)
Net income from continuing operations attributable to common shareholders	100,641	38,083	261,766	57,038
Net (loss) income from discontinued operations	(503)	17,753	71,429	56,548
Net income attributable to common shareholders	$100,138	$55,836	$333,195	$113,586

Denominator:
Weighted-average shares outstanding - basic	207,022	203,487	205,934	202,067

Effect of dilutive securities:
Stock options	7,950	7,835	8,950	8,387
RSUs	5,254	6,660	6,088	8,065
TEUs	—	—	—	—
Weighted-average shares outstanding - diluted	220,226	217,982	220,972	218,519

Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.49	$0.19	$1.27	$0.28
Discontinued operations	$(0.01)	$0.08	$0.35	$0.28
Net income per share	$0.48	$0.27	$1.62	$0.56

Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.46	$0.17	$1.18	$0.26
Discontinued operations	$(0.01)	$0.09	$0.33	$0.26
Net income per share	$0.45	$0.26	$1.51	$0.52

There were no potentially dilutive common share equivalents excluded from the computation of diluted net income (loss) per share for the three months ended September 30, 2026. For the three and nine months ended September 30, 2025, and the nine months ended September 30, 2026, there were an immaterial number of potentially dilutive common share equivalents excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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

The following tables set forth information about the Company’s reportable segments, along with the items necessary to reconcile the segment information to the totals reported in the Company’s unaudited condensed consolidated statements of operations as follows (in thousands):

	For the Three Months Ended September 30, 2026
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$3,732,428	$—	$3,732,428
Services revenue	—	480,806	480,806
Cost of drugs	3,222,182	—	3,222,182
Cost of services	—	278,270	278,270
Other direct costs (1)	194,233	—	194,233
Segment selling, general, and administrative expenses (2)	139,833	128,578	268,411
Segment depreciation and amortization expense (3)	25,800	4,994	30,794
Segment EBITDA	$201,980	$78,952	$280,932

	For the Three Months Ended September 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$2,966,966	$—	$2,966,966
Services revenue	—	367,140	367,140
Cost of drugs	2,541,723	—	2,541,723
Cost of services	—	220,784	220,784
Other direct costs (1)	179,591	—	179,591
Segment selling, general, and administrative expenses (2)	131,116	93,027	224,143
Segment depreciation and amortization expense (3)	26,451	7,340	33,791
Segment EBITDA	$140,987	$60,669	$201,656

	For the Nine Months Ended September 30, 2026
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$10,310,950	$—	$10,310,950
Services revenue	—	1,389,145	1,389,145
Cost of drugs	8,811,874	—	8,811,874
Cost of services	—	810,596	810,596
Other direct costs (1)	584,108	—	584,108
Segment selling, general, and administrative expenses (2)	440,479	379,515	819,994
Segment depreciation and amortization expense (3)	76,608	20,759	97,367
Segment EBITDA	$551,097	$219,793	$770,890

	For the Nine Months Ended September 30, 2025
	Pharmacy Solutions	Provider Services	Total Segments
Products revenue	$8,289,238	$—	$8,289,238
Services revenue	—	1,070,695	1,070,695
Cost of drugs	7,066,776	—	7,066,776
Cost of services	—	648,773	648,773
Other direct costs (1)	539,155	—	539,155
Segment selling, general, and administrative expenses (2)	382,894	275,000	657,894
Segment depreciation and amortization expense (3)	80,992	21,283	102,275
Segment EBITDA	$381,405	$168,205	$549,610

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of income:
Total Segment EBITDA	$280,932	$201,656	$770,890	$549,610
Segment depreciation and amortization	30,794	33,791	97,367	102,275
Expenses not allocated at segment level:
Selling, general, and administrative expenses	82,080	73,060	239,681	239,047
Depreciation and amortization	7,578	6,962	21,522	21,149
Interest expense, net	31,038	38,235	106,532	118,776
Income tax expense	28,640	12,120	44,099	13,118
Net income from continuing operations	$100,802	$37,488	$261,689	$55,245

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

Overview

We are a leading home and community-based healthcare services platform, focused on delivering complementary pharmacy and provider services to medically complex patients. We have a differentiated approach to care delivery, with an integrated and scaled model that addresses critical services that the highest-need and highest-cost patients require. With a focus on Senior and Specialty patients, our platform provides pharmacy and provider services (both clinical and supportive care in nature) in lower-cost home and community settings largely to Medicare, Medicaid, and commercially-insured populations. We are an essential part of our nation’s health delivery network as a front-line provider of high-quality and cost-effective care to a large and growing number of people, who increasingly require a combination of specialized solutions to enable holistic health care management. Our presence spans all 50 states; we serve approximately 500,000 patients daily through our approximately 12,700 clinical providers and pharmacists; and our services make a profound impact in the lives and communities of the people we serve.

Unless otherwise noted, amounts and disclosures throughout this Management’s Discussion and Analysis relate to our continuing operations. Refer to Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and Note 2 to our audited consolidated financial statements included in Part II, Item 8 of our Form 10-K for additional information regarding discontinued operations.

For additional overview of our business, see Part I - Item 1. “Business” of our Form 10-K.

Third Quarter of 2026 Key Highlights

•
Company leverage of 1.79x at September 30, 2026

Financial Performance Highlights: Third Quarter of 2026 Compared to Third Quarter of 2025

•
Revenue grew by $879.1 million, or 26.4%, to $4.2 billion
•
Pharmacy Solutions segment revenue grew by $765.5 million, or 25.8%, to $3.7 billion
•
Provider Services segment revenue grew by $113.7 million, or 31.0%, to $480.8 million
•
Net income from continuing operations increased by $63.3 million to $100.8 million
•
Adjusted EBITDA(1) increased by $67.3 million, or 42.0%, to $227.8 million
•
Pharmacy Solutions segment EBITDA increased by $61.0 million, or 43.3%, to $202.0 million
•
Provider Services segment EBITDA grew by $18.3 million, or 30.1%, to $79.0 million
•
Diluted EPS increased by $0.29 from $0.17 to $0.46
•
Adjusted EPS(1) increased by $0.24 from $0.30 to $0.54

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Our Service Offerings

We are one of the largest independent providers of home and community-based health services in the United States, delivering both pharmacy and provider services. We believe our high-quality and complementary health services offerings address significant and important patient and stakeholder needs. We enhance patient outcomes through the delivery and coordination of high-quality services that high-need, high-cost patients require. Our services are principally delivered in patient-preferred and lower-cost settings and often over longer periods of time, given the chronic nature of the patient conditions that we address. We believe our breadth of service capabilities and proven outcomes position us as a provider of choice for patients, families, referral sources, customers, and payors. We deliver services through two reportable segments: Pharmacy Solutions and Provider Services. For additional details regarding our diversified service offerings within each reportable segment see Part I - Item 1. “Business” of our Form 10-K.

The following table summarizes the revenues generated by each of our reportable segments:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
($ in millions)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Pharmacy Solutions	$3,732.4	88.6%	$2,967.0	89.0%	$10,311.0	88.1%	$8,289.2	88.6%
Provider Services	480.8	11.4%	367.1	11.0%	1,389.1	11.9%	1,070.7	11.4%
Consolidated BrightSpring	$4,213.2	100.0%	$3,334.1	100.0%	$11,700.1	100.0%	$9,359.9	100.0%

Payor Mix

We are characterized by payor diversification across our platform. Our payors are principally federal, state, and local governmental agencies, commercial insurance, private, and other payors. Additionally, our Medicaid payors can be further broken down across each individual state with our top 10 Medicaid states representing 7% of total Company revenue for the three and nine months ended September 30, 2026 and 2025.

We provide our services across all 50 states, Puerto Rico and Canada, with our top 10 states of operations comprising 52% of total Company revenues for the three and nine months ended September 30, 2026 compared to 53% for the three and nine months ended September 30, 2025. The federal, state, and local programs under which we operate are subject to legislative and budgetary changes that can influence reimbursement rates.

The following tables summarize the percentage of revenue generated by each payor type for each of our service offerings and reportable segments:

	For the Three Months Ended September 30, 2026
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	25.8%	7.5%	—	0.4%	16.8%	24.0%	1.0%	75.5%
Home and Community Pharmacy	2.3%	1.4%	3.2%	—	0.0%	5.6%	0.6%	13.1%
Pharmacy Solutions	28.1%	8.9%	3.2%	0.4%	16.8%	29.6%	1.6%	88.6%
Home Health Care	0.5%	0.3%	4.4%	0.1%	1.5%	—	0.1%	6.9%
Rehab Care	0.9%	0.6%	—	0.0%	0.1%	—	0.3%	1.9%
Personal Care	0.1%	1.6%	—	—	—	—	0.9%	2.6%
Provider Services	1.5%	2.5%	4.4%	0.1%	1.6%	—	1.3%	11.4%
Consolidated BrightSpring	29.6%	11.4%	7.6%	0.5%	18.4%	29.6%	2.9%	100.0%

	For the Three Months Ended September 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	21.8%	6.8%	—	0.6%	17.8%	23.5%	0.8%	71.3%
Home and Community Pharmacy	2.7%	1.8%	4.3%	—	0.0%	8.2%	0.7%	17.7%
Pharmacy Solutions	24.5%	8.6%	4.3%	0.6%	17.8%	31.7%	1.5%	89.0%
Home Health Care	0.3%	0.3%	3.8%	0.0%	0.9%	—	0.3%	5.6%
Rehab Care	1.1%	1.0%	—	0.1%	0.0%	—	0.1%	2.3%
Personal Care	0.1%	2.5%	—	—	—	—	0.5%	3.1%
Provider Services	1.5%	3.8%	3.8%	0.1%	0.9%	—	0.9%	11.0%
Consolidated BrightSpring	26.0%	12.4%	8.1%	0.7%	18.7%	31.7%	2.4%	100.0%

	For the Nine Months Ended September 30, 2026
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	24.8%	7.4%	—	0.5%	16.8%	23.8%	1.0%	74.3%
Home and Community Pharmacy	2.5%	1.4%	3.5%	—	0.0%	5.9%	0.5%	13.8%
Pharmacy Solutions	27.3%	8.8%	3.5%	0.5%	16.8%	29.7%	1.5%	88.1%
Home Health Care	0.4%	0.2%	4.5%	0.1%	1.7%	—	0.2%	7.1%
Rehab Care	1.0%	0.6%	—	0.0%	0.0%	—	0.4%	2.0%
Personal Care	0.1%	1.8%	—	—	—	—	0.9%	2.8%
Provider Services	1.5%	2.6%	4.5%	0.1%	1.7%	—	1.5%	11.9%
Consolidated BrightSpring	28.8%	11.4%	8.0%	0.6%	18.5%	29.7%	3.0%	100.0%

	For the Nine Months Ended September 30, 2025
	Commercial insurance	Medicaid	Medicare Part A	Medicare Part B	Medicare Part C	Medicare Part D	Private & other	Total
Specialty and Infusion Pharmacy	21.2%	6.5%	—	0.6%	17.5%	23.1%	0.9%	69.8%
Home and Community Pharmacy	2.7%	2.0%	4.5%	—	0.0%	8.7%	0.9%	18.8%
Pharmacy Solutions	23.9%	8.5%	4.5%	0.6%	17.5%	31.8%	1.8%	88.6%
Home Health Care	0.2%	0.3%	4.0%	0.0%	1.0%	—	0.3%	5.8%
Rehab Care	1.2%	0.7%	—	0.0%	0.0%	—	0.5%	2.4%
Personal Care	0.1%	2.2%	—	—	—	—	0.9%	3.2%
Provider Services	1.5%	3.2%	4.0%	0.0%	1.0%	—	1.7%	11.4%
Consolidated BrightSpring	25.4%	11.7%	8.5%	0.6%	18.5%	31.8%	3.5%	100.0%

See Note 3 of the unaudited condensed consolidated financial statements and related notes in this Form 10-Q for more information regarding revenue by payor type for each reportable segment for the three and nine months ended September 30, 2026 and 2025.

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

We provide multiple pharmacy and provider services to approximately 10,000 patients today, and we believe that there are substantially more opportunities to deliver more integrated care, given the hundreds of thousands of patients we serve and a similar number of patients discharging from customers annually. Value-add, beneficial, and multiple integrated care opportunities exist for our customer base and all Senior and Specialty patient populations not only across pharmacy and provider services, but also within each segment. Within pharmacy services, Continue CareRx is aimed at providing medication risk and therapy management continuously and longitudinally post discharge from hospitals and skilled nursing customers. Within provider services, patients often transition from home health to hospice services and can receive therapy and supportive care services concurrent with each other and with home health and hospice.

Aligning to Value-Based Care Reimbursement Models with Innovative Solutions

The scale and depth of our complimentary platform of diverse yet related customer and patient services – that complex patients require – positions us at the forefront with governmental and commercial payors who are increasingly seeking ways to expand value-based reimbursement models. Our high-quality services that are delivered in home and community-based and patient and family-preferred settings at lower comparable costs are well-positioned for the long term, and we continue to add wraparound care management capabilities and offerings to our core services. In addition to our large Medicare and Medicaid beneficiary populations, we have a large number of non-governmental payor contracts across the organization today, which both diversifies our payor mix, and provides for additional value-based opportunities and partnerships. The Company’s focused build out of its (i) Home-Based Primary Care, transitional care programs, and in-home medication therapy management, and (ii) Clinical (Nursing) Hub, are key enablers to coordinate base pharmacy and provider services and drive improved quality and lower costs for value-based care constructs. In addition to numerous payor contracts that feature reimbursement incentives, in the past year the Company has entered into accountable care organization (“ACO”) arrangements to participate in shared savings from its attributed primary care patients and other ACO partnerships and contract as a preferred provider.

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

Results of Operations

Consolidated Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Three Months Ended September 30,
			Change
	2026	2025	Amount	%
Revenues:
Products	$3,732,428	$2,966,966	$765,462	25.8%
Services	480,806	367,140	113,666	31.0%
Total revenues	4,213,234	3,334,106	879,128	26.4%
Cost of goods	3,416,415	2,721,314	695,101	25.5%
Cost of services	278,270	220,784	57,486	26.0%
Gross profit	518,549	392,008	126,541	32.3%
Selling, general, and administrative expenses	358,069	304,165	53,904	17.7%
Operating income	160,480	87,843	72,637	82.7%
Interest expense, net	31,038	38,235	(7,197)	(18.8)%
Income from continuing operations before income taxes	129,442	49,608	79,834	n.m.
Income tax expense	28,640	12,120	16,520	n.m.
Net income from continuing operations	$100,802	$37,488	$63,314	n.m.
Adjusted EBITDA (1)	$227,759	$160,443	$67,316	42.0%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $4,213.2 million for the three months ended September 30, 2026, as compared with $3,334.1 million for the three months ended September 30, 2025, an increase of $879.1 million or 26.4%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $3,416.4 million for the three months ended September 30, 2026, as compared with $2,721.3 million for the three months ended September 30, 2025, an increase of $695.1 million or 25.5%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $278.3 million for the three months ended September 30, 2026, as compared with $220.8 million for the three months ended September 30, 2025, an increase of $57.5 million or 26.0%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $358.1 million for the three months ended September 30, 2026, as compared with $304.2 million for the three months ended September 30, 2025, an increase of $53.9 million or 17.7%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $44.3 million, or 14.6%, on consolidated third quarter of 2025 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;

•
an increase of $3.7 million, or 1.2%, on consolidated third quarter of 2025 selling, general, and administrative expenses, due to non-cash share-based compensation related to the equity awards granted to management and certain full-time employees; and,
•
an increase of $8.5 million, or 2.8%, on consolidated third quarter of 2025 selling, general, and administrative expenses, as a result of an increase in investments in information technology, positions to support growth within the business, and certain public company costs incurred year-over-year; offset by,
•
a decrease of $2.6 million, or 0.9%, on consolidated third quarter of 2025 selling, general, and administrative expenses, as a result of a decrease in acquisition, integration, and transaction-related costs year-over-year.

Interest Expense, net

Interest expense, net was $31.0 million for the three months ended September 30, 2026, as compared with $38.2 million for the three months ended September 30, 2025, a decrease of $7.2 million or 18.8%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the three months ended September 30, 2026 as compared to the prior period and lower outstanding term debt as compared to the prior period, and was partially offset by a $4.0 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense

Income tax expense was $28.6 million for the three months ended September 30, 2026, as compared with $12.1 million for the three months ended September 30, 2025. The $16.5 million increase in the income tax expense is primarily driven by the increase in pre-tax book income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was partially offset by a lower effective tax rate for the three months ended September 30, 2026 of 22.1% compared to 24.4% for the three months ended September 30, 2025. The lower effective tax rate was primarily driven by higher excess tax benefits recognized on share-based compensation awards during 2026. These favorable impacts were partially offset by limitations on the deductibility of certain executive compensation.

Net Income from Continuing Operations

Net income from continuing operations was $100.8 million for the three months ended September 30, 2026, as compared with $37.5 million for the three months ended September 30, 2025, an increase of $63.3 million. The increase in net income from continuing operations is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, partially offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $227.8 million for the three months ended September 30, 2026, as compared with $160.4 million for the three months ended September 30, 2025, an increase of $67.3 million or 42.0%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $79.3 million, or 49.4%, on consolidated third quarter of 2025 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $12.0 million, or 7.4%, on consolidated third quarter of 2025 Adjusted EBITDA, as a result of increases in investments in information technology, positions to support growth within the business, and certain public company costs incurred.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth, for the periods indicated, our consolidated results of operations.

($ in thousands)	For the Nine Months Ended September 30,
			Change
	2026	2025	Amount	%
Revenues:
Products	$10,310,950	$8,289,238	$2,021,712	24.4%
Services	1,389,145	1,070,695	318,450	29.7%
Total revenues	11,700,095	9,359,933	2,340,162	25.0%
Cost of goods	9,395,982	7,605,931	1,790,051	23.5%
Cost of services	810,596	648,773	161,823	24.9%
Gross profit	1,493,517	1,105,229	388,288	35.1%
Selling, general, and administrative expenses	1,081,197	918,090	163,107	17.8%
Operating income	412,320	187,139	225,181	120.3%
Interest expense, net	106,532	118,776	(12,244)	(10.3)%
Income from continuing operations before income taxes	305,788	68,363	237,425	n.m.
Income tax expense	44,099	13,118	30,981	n.m.
Net income from continuing operations	$261,689	$55,245	$206,444	n.m.
Adjusted EBITDA (1)	$623,025	$434,022	$189,003	43.5%

* n.m.: not meaningful

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

The following discussion of our results of operations should be read in conjunction with the foregoing table summarizing our consolidated results of operations.

Revenues

Revenues were $11,700.1 million for the nine months ended September 30, 2026, as compared with $9,359.9 million for the nine months ended September 30, 2025, an increase of $2,340.2 million or 25.0%. The increase resulted from growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below.

Cost of Goods

Cost of goods was $9,396.0 million for the nine months ended September 30, 2026, as compared with $7,605.9 million for the nine months ended September 30, 2025, an increase of $1,790.1 million or 23.5%. The increase resulted from an increase in Pharmacy Solutions cost of goods. See additional discussion in “—Segment Results of Operations” below.

Cost of Services

Cost of services was $810.6 million for the nine months ended September 30, 2026, as compared with $648.8 million for the nine months ended September 30, 2025, an increase of $161.8 million or 24.9%. The increase resulted from an increase in Provider Services cost of services. See additional discussion in “—Segment Results of Operations” below.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,081.2 million for the nine months ended September 30, 2026, as compared with $918.1 million for the nine months ended September 30, 2025, an increase of $163.1 million or 17.8%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $162.1 million, or 17.7%, on consolidated 2025 selling, general, and administrative expenses, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below;
•
an increase of $4.3 million, or 0.5%, on consolidated 2025 selling, general, and administrative expenses, due to non-cash share-based compensation related to the equity awards granted to management and certain full-time employees; and,

•
an increase of $15.9 million, or 1.7%, on consolidated 2025 selling, general, and administrative expenses, as a result of an increase in investments in information technology, positions to support growth within the business, and certain public company costs incurred year-over-year; offset by,
•
a decrease of $19.2 million, or 2.1%, on consolidated 2025 selling, general, and administrative expenses, as a result of a decrease in acquisition, integration, and transaction-related costs year-over-year.

Interest Expense, net

Interest expense, net was $106.5 million for the nine months ended September 30, 2026, as compared with $118.8 million for the nine months ended September 30, 2025, a decrease of $12.2 million or 10.3%. The decrease primarily resulted from a decrease in both the variable-rate and applicable margin for the nine months ended September 30, 2026 as compared to the prior period and lower outstanding term debt as compared to the prior period, and was partially offset by a $11.8 million decrease in interest income received related to cash flow hedges of interest rate risk.

Income Tax Expense

Income tax expense was $44.1 million for the nine months ended September 30, 2026, as compared with $13.1 million for the nine months ended September 30, 2025. The $31.0 million increase in the income tax expense is primarily driven by the increase in pre-tax book income for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, and an increase in the effective tax rate for the nine months ended September 30, 2026 of 14.4% compared to 19.2% for the nine months ended September 30, 2025. The lower effective tax rate was primarily driven by higher excess tax benefits recognized on share-based compensation awards during 2026. These favorable impacts were partially offset by limitations on the deductibility of certain executive compensation.

Excess tax benefits associated with share-based compensation are recorded as discrete tax items in the period in which the related awards vest or are exercised. Accordingly, the amount of such benefits may fluctuate significantly from period to period based on the Company’s stock price and employee vesting and exercise activity.

Net Income from Continuing Operations

Net income from continuing operations was $261.7 million for the nine months ended September 30, 2026, as compared with $55.2 million for the nine months ended September 30, 2025, an increase of $206.4 million. The increase in net income from continuing operations is primarily attributable to the increase in gross profit and the aforementioned decrease in interest expense, net, partially offset by an increase in selling, general, and administrative expenses and income tax expense.

Adjusted EBITDA (1)

Adjusted EBITDA was $623.0 million for the nine months ended September 30, 2026, as compared with $434.0 million for the nine months ended September 30, 2025, an increase of $189.0 million or 43.5%. The increase primarily resulted from the following segment activity and factors:

•
an increase of $221.3 million, or 51.0%, on consolidated 2025 Adjusted EBITDA, as a result of growth in our Pharmacy Solutions and Provider Services segments. See additional discussion in “—Segment Results of Operations” below; offset by
•
a decrease of $32.3 million, or 7.5%, on consolidated 2025 Adjusted EBITDA, as a result of increases in investments in information technology, positions to support growth within the business, and certain public company costs incurred.

(1) Reconciliation of GAAP to non-GAAP results is provided below under the section entitled “Non-GAAP Financial Measures.”

Segment Results of Operations

Pharmacy Solutions Segment

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
Revenues	$3,732,428	$2,966,966	$765,462	25.8%
Cost of goods	3,416,415	2,721,314	695,101	25.5%
Gross profit	316,013	245,652	70,361	28.6%
Selling, general, and administrative expenses	139,833	131,116	8,717	6.6%
Segment operating income	$176,180	$114,536	$61,644	53.8%
Segment EBITDA	$201,980	$140,987	$60,993	43.3%

Business Metrics:
Prescriptions dispensed	10,949,875	10,793,219	156,656	1.5%
Revenue per script	$340.86	$274.89	$65.97	24.0%
Gross profit per script	$28.86	$22.76	$6.10	26.8%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $3,732.4 million for the three months ended September 30, 2026, as compared with $2,967.0 million for the three months ended September 30, 2025, an increase of $765.5 million or 25.8%. The increase primarily resulted from volume growth in prescriptions dispensed within Specialty and Infusion Pharmacy partially offset by a decline in prescriptions dispensed within Home and Community Pharmacy. Revenues attributable to Specialty and Infusion Pharmacy were $3,179.8 million for the three months ended September 30, 2026, as compared with $2,377.0 million for the three months ended September 30, 2025, an increase of $802.8 million or 33.8% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $552.6 million for the three months ended September 30, 2026, as compared with $590.0 million for the three months ended September 30, 2025, a decrease of $37.4 million or 6.3%, primarily attributable to impacts from the Inflation Reduction Act, which has resulted in reductions in federal healthcare spending, including through mandatory Medicare drug price negotiations and rebates, and statutory caps on negotiated prices.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $3,416.4 million for the three months ended September 30, 2026, as compared with $2,721.3 million for the three months ended September 30, 2025, an increase of $695.1 million or 25.5%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $316.0 million for the three months ended September 30, 2026, as compared with $245.7 million for the three months ended September 30, 2025, an increase of $70.4 million or 28.6%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the three months ended September 30, 2026 was 8.5% compared to 8.3% for the three months ended September 30, 2025. The increase in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Specialty and Infusion Pharmacy, along with product-level mix shifts and rate changes, partially offset by an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $139.8 million for the three months ended September 30, 2026, as compared with $131.1 million for the three months ended September 30, 2025, an increase of $8.7 million or 6.6%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $202.0 million for the three months ended September 30, 2026, as compared with $141.0 million for the three months ended September 30, 2025, an increase of $61.0 million or 43.3%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 11 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth, for the periods indicated, our segment results of operations for Pharmacy Solutions.

	Pharmacy Solutions
($ in thousands, except Business Metrics)	For the Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
Revenues	$10,310,950	$8,289,238	$2,021,712	24.4%
Cost of goods	9,395,982	7,605,931	1,790,051	23.5%
Gross profit	914,968	683,307	231,661	33.9%
Selling, general, and administrative expenses	440,479	382,894	57,585	15.0%
Segment operating income	$474,489	$300,413	$174,076	57.9%
Segment EBITDA	$551,097	$381,405	$169,692	44.5%

Business Metrics:
Prescriptions dispensed	32,523,789	32,522,286	1,503	0.0%
Revenue per script	$317.03	$254.88	$62.15	24.4%
Gross profit per script	$28.13	$21.01	$7.12	33.9%

The following discussion of our Pharmacy Solutions segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $10,311.0 million for the nine months ended September 30, 2026, as compared with $8,289.2 million for the nine months ended September 30, 2025, an increase of $2,021.7 million or 24.4%. The increase primarily resulted from volume growth in prescriptions dispensed within Specialty and Infusion Pharmacy partially offset by a decline in prescriptions dispensed within Home and Community Pharmacy. Revenues attributable to Specialty and Infusion Pharmacy were $8,691.7 million for the nine months ended September 30, 2026, as compared with $6,531.9 million for the nine months ended September 30, 2025, an increase of $2,159.8 million or 33.1% attributable to an increase in prescriptions dispensed on certain specialty branded drugs. Revenues attributable to Home and Community Pharmacy were $1,619.3 million for the nine months ended September 30, 2026, as compared with $1,757.3 million for the nine months ended September 30, 2025, a decrease of $138.0 million or 7.9%, primarily attributable to impacts from the Inflation Reduction Act, which has resulted in reductions in federal healthcare spending, including through mandatory Medicare drug price negotiations and rebates, and statutory caps on negotiated prices.

The increase in revenue per prescription dispensed is due to mix changes year-over-year and a greater relative increase in volume growth in certain specialty brand drugs, which carry a higher revenue per prescription dispensed.

Cost of Goods

Cost of goods was $9,396.0 million for the nine months ended September 30, 2026, as compared with $7,605.9 million for the nine months ended September 30, 2025, an increase of $1,790.1 million or 23.5%. The increase primarily resulted from the aforementioned revenue growth in the period as well as an increase in cost per prescription dispensed as a result of mix shift.

Gross profit was $915.0 million for the nine months ended September 30, 2026, as compared with $683.3 million for the nine months ended September 30, 2025, an increase of $231.7 million or 33.9%. The increase primarily resulted from the aforementioned revenue growth in the period, primarily the result of outsized volume growth as well as mix in certain specialty branded drugs, which have lower margins.

Gross profit margin for the nine months ended September 30, 2026 was 8.9% compared to 8.2% for the nine months ended September 30, 2025. The increase in gross profit margin is due to mix shift in the Pharmacy Solutions segment with greater relative volume growth in Specialty and Infusion Pharmacy, along with product-level mix shifts and rate changes, partially offset by an increase in the fulfillment cost per script in Home and Community Pharmacy.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $440.5 million for the nine months ended September 30, 2026, as compared with $382.9 million for the nine months ended September 30, 2025, an increase of $57.6 million or 15.0%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $551.1 million for the nine months ended September 30, 2026, as compared with $381.4 million for the nine months ended September 30, 2025, an increase of $169.7 million or 44.5%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period. See Note 11 “Segment Information” to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Provider Services Segment

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Three Months Ended
	September 30,		Change
	2026	2025	Amount	%
Revenues	$480,806	$367,140	$113,666	31.0%
Cost of services	278,270	220,784	57,486	26.0%
Gross profit	202,536	146,356	56,180	38.4%
Selling, general, and administrative expenses	128,578	93,027	35,551	38.2%
Segment operating income	$73,958	$53,329	$20,629	38.7%
Segment EBITDA	$78,952	$60,669	$18,283	30.1%

Business Metrics:
Home Health Care average daily census*	47,256	29,980	17,276	57.6%
Rehab Care persons served*	7,574	6,932	642	9.3%
Personal Care persons served	16,320	16,134	186	1.2%

* Effective July 1, 2026, the Company realigned its Rehab in Motion business from the Rehab Care sub-segment to the Home Health Care sub-segment to reflect how the business is managed. Prior period sub-segment information has been recast to conform to the current presentation. The change did not affect consolidated company or segment results. The impact on prior periods was not material.

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $480.8 million for the three months ended September 30, 2026, as compared with $367.1 million for the three months ended September 30, 2025, an increase of $113.7 million or 31.0%. The increase primarily resulted from the following segment activity and factors:

•
a $76.1 million, or 20.7%, increase from the Amedisys and LHC Branches acquisition; and
•
a $37.6 million, or 10.3%, increase primarily from volume growth as well as rate increases received during the period.

Revenues attributable to Home Health Care were $288.3 million for the three months ended September 30, 2026, as compared with $189.2 million for the three months ended September 30, 2025, an increase of $99.1 million or 52.4%. Revenues attributable to Rehab Care were $81.8 million for the three months ended September 30, 2026, as compared with $75.5 million for the three months ended September 30, 2025, an increase of $6.3 million or 8.3%. Revenues attributable to Personal Care were $110.7 million for the three months ended September 30, 2026, as compared with $102.4 million for the three months ended September 30, 2025, an increase of $8.3 million or 8.1%.

Cost of Services

Cost of services was $278.3 million for the three months ended September 30, 2026, as compared with $220.8 million for the three months ended September 30, 2025, an increase of $57.5 million or 26.0% The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $202.5 million for the three months ended September 30, 2026, as compared with $146.4 million for the three months ended September 30, 2025, an increase of $56.2 million or 38.4%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $128.6 million for the three months ended September 30, 2026, as compared with $93.0 million for the three months ended September 30, 2025, an increase of $35.6 million or 38.2%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $79.0 million for the three months ended September 30, 2026, as compared with $60.7 million for the three months ended September 30, 2025, an increase of $18.3 million or 30.1%. The increase primarily resulted from the aforementioned revenue growth. See Note 11 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table sets forth, for the years indicated, our segment results of operations for Provider Services.

	Provider Services
($ in thousands, except Business Metrics)	For the Nine Months Ended
	September 30,		Change
	2026	2025	Amount	%
Revenues	$1,389,145	$1,070,695	$318,450	29.7%
Cost of services	810,596	648,773	161,823	24.9%
Gross profit	578,549	421,922	156,627	37.1%
Selling, general, and administrative expenses	379,515	275,000	104,515	38.0%
Segment operating income	$199,034	$146,922	$52,112	35.5%
Segment EBITDA	$219,793	$168,205	$51,588	30.7%

Business Metrics:
Home Health Care average daily census*	46,898	30,212	16,686	55.2%
Rehab Care persons served*	7,345	6,806	539	7.9%
Personal Care persons served	16,253	16,046	207	1.3%

* Effective July 1, 2026, the Company realigned its Rehab in Motion business from the Rehab Care sub-segment to the Home Health Care sub-segment to reflect how the business is managed. Prior period sub-segment information has been recast to conform to the current presentation. The change did not affect consolidated company or segment results. The impact on prior periods was not material.

The following discussion of our Provider Services segment results of operations should be read in conjunction with the foregoing table summarizing our segment results of operations.

Revenues

Revenues were $1,389.1 million for the nine months ended September 30, 2026, as compared with $1,070.7 million for the nine months ended September 30, 2025, an increase of $318.5 million or 29.7%. The increase primarily resulted from the following segment activity and factors:

•
a $232.5 million, or 21.7%, increase from the Amedisys and LHC Branches acquisition; and
•
a $86.0 million, or 8.0%, increase primarily from volume growth as well as rate increases received during the period.

Revenues attributable to Home Health Care were $833.7 million for the nine months ended September 30, 2026, as compared with $552.8 million for the nine months ended September 30, 2025, an increase of $280.9 million or 50.8%. Revenues attributable to Rehab Care were $236.3 million for the nine months ended September 30, 2026, as compared with $217.9 million for the nine months ended September 30, 2025, an increase of $18.4 million or 8.4%. Revenues attributable to Personal Care were $319.1 million for the nine months ended September 30, 2026, as compared with $300.0 million for the nine months ended September 30, 2025, an increase of $19.1 million or 6.4%.

Cost of Services

Cost of services was $810.6 million for the nine months ended September 30, 2026, as compared with $648.8 million for the nine months ended September 30, 2025, an increase of $161.8 million or 24.9%. The increase primarily resulted from the aforementioned revenue growth.

Gross profit was $578.5 million for the nine months ended September 30, 2026, as compared with $421.9 million for the nine months ended September 30, 2025, an increase of $156.6 million or 37.1%. The increase primarily resulted from the aforementioned revenue growth and costs of services improvements in the period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $379.5 million for the nine months ended September 30, 2026, as compared with $275.0 million for the nine months ended September 30, 2025, an increase of $104.5 million or 38.0%. The increase primarily resulted from the aforementioned revenue and gross profit growth in the period.

Segment EBITDA

Segment EBITDA was $219.8 million for the nine months ended September 30, 2026, as compared with $168.2 million for the nine months ended September 30, 2025, an increase of $51.6 million or 30.7%. The increase primarily resulted from the aforementioned revenue growth. See Note 11 “Segment Information" to our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

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

The following table reconciles net income from continuing operations to EBITDA and Adjusted EBITDA:

($ in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income from continuing operations	$100,802	$37,488	$261,689	$55,245
Income tax expense	28,640	12,120	44,099	13,118
Interest expense, net	31,038	38,235	106,532	118,776
Depreciation and amortization	38,372	40,753	118,889	123,424
EBITDA	$198,852	$128,596	$531,209	$310,563
Non-cash share-based compensation (1)	17,871	14,173	50,475	46,155
Acquisition, integration, and transaction-related costs (2)	2,855	5,462	15,585	34,811
Restructuring and divestiture-related and other costs (3)	8,181	12,212	25,756	42,493
Total adjustments	$28,907	$31,847	$91,816	$123,459
Adjusted EBITDA	$227,759	$160,443	$623,025	$434,022

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

The following table reconciles diluted EPS to Adjusted EPS:

(shares in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Diluted EPS	$0.46	$0.17	$1.18	$0.26
Non-cash share-based compensation (1)	0.08	0.07	0.23	0.21
Acquisition, integration, and transaction-related costs (1)	0.01	0.03	0.07	0.16
Restructuring and divestiture-related and other costs (1)	0.04	0.06	0.12	0.19
Income tax impact on adjustments (2)	(0.05)	(0.03)	(0.23)	(0.13)
Adjusted EPS	$0.54	$0.30	$1.37	$0.69

Weighted average common shares outstanding used in calculating diluted U.S. GAAP net income per share	220,226	217,982	220,972	218,519
Weighted average common shares outstanding used in calculating diluted Non-GAAP income per share	220,226	217,982	220,972	218,519
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

The following table provides a calculation of our Total Liquidity:

($ in thousands)	For the Nine Months Ended September 30,	For the Year Ended December 31,
	2026	2025
Revolving Credit Facility Rollforward
Beginning Revolving Credit Facility balance	$—	$63,300
Repayments of the Revolving Credit Facility, net	—	(63,300)
Ending Revolving Credit Facility balance	$—	$—
Calculation of Revolving Credit Facility and LC Facility availability
Revolving Credit Facility and LC Facility limit	$540,000	$540,000
Less: outstanding Revolving Credit Facility balance	—	—
Less: outstanding letters of credit subject to LC Sublimit	—	—
Less: outstanding letters of credit under the LC Facility	63,859	62,790
End of period Revolving Credit Facility and LC Facility availability	476,141	477,210
End of period cash balance	717,840	88,370
Total Liquidity, end of period	$1,193,981	$565,580

Cash Flow Activity

The activity discussed in this section relates to our consolidated company results and includes the impacts of discontinued operations.

Nine Months Ended September 30, 2026 and 2025

The following table sets forth a summary of our cash flows provided by (used in) operating, investing, and financing activities for the periods presented:

($ in thousands)	For the Nine Months Ended September 30,
	2026	2025	Variance
Net cash provided by operating activities	$371,181	$258,610	$112,571
Net cash provided by (used in) investing activities	$696,003	$(71,195)	$767,198
Net cash used in financing activities	$(437,821)	$(107,368)	$(330,453)

Operating Activities

Net cash provided by operating activities was $371.2 million for the nine months ended September 30, 2026, compared to $258.6 million for the nine months ended September 30, 2025. The change was primarily due to the following:

•
a $225.2 million increase in operating income from continuing operations in 2026 as compared to 2025;

•
a $34.9 million decrease in cash outflows for interest, net primarily as a result of a reduction in the variable-rate and applicable margin on our outstanding term debt, and refinancing of our First Lien in the second fiscal quarter of 2026; offset by
•
a $144.0 million increase in cash outflows for income taxes, which includes $97.0 million of taxes paid as a result of the Community Living divestiture; and
•
a $17.0 million increase in transaction costs related to the closing of the Community Living divestiture in the first fiscal quarter of 2026.

Investing Activities

Net cash provided by (used in) investing activities increased by $767.2 million, from a cash outflow of $71.2 million in the nine months ended September 30, 2025 to a cash inflow of $696.0 million in the nine months ended September 30, 2026. The increase was primarily due to proceeds from the sale of our Community Living business of $810.9 million, offset by a $35.8 million decrease in cash paid for acquisitions in 2026 compared to 2025.

Financing Activities

Net cash used in financing activities was $437.8 million for the nine months ended September 30, 2026, primarily attributable to repayments on our long-term debt of $332.3 million, repurchase of shares of common stock of $120.0 million in connection with the March and June 2026 registered secondary offerings, and payment of finance lease obligations of $7.6 million, offset by the net proceeds from share-based compensation and settlement of equity awards of $25.7 million and other financing activities.

Net cash used in financing activities was $107.4 million for the nine months ended September 30, 2025, primarily attributable to repayments on our long-term debt of $37.9 million, net repayments on our Revolving Credit Facility of $63.3 million, payment of financing lease obligations of $10.1 million, offset by other financing activities.

Debt

We typically incur debt to finance mergers and acquisitions, and we borrow under our Revolving Credit Facility for working capital purposes, as well as to finance acquisitions, as needed. Below is a summary of our long-term indebtedness as of September 30, 2026 and December 31, 2025.

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

On May 28, 2026, we used a portion of the net proceeds received from the divestiture of the Community Living business to repay $300.0 million of the borrowing under Tranche B-5, and amended the First Lien to establish a new Tranche B-6 Term Loan (“Tranche B-6”) in an aggregate principal amount of $2,214.9 million. The proceeds from Tranche B-6 borrowings were used to refinance the equivalent amount of the remaining Tranche B-5, after the aforementioned debt paydown, at a rate equal to SOFR plus 2.00% or ABR plus 1.00% with a maturity date of February 21, 2031. The transaction was accounted for as a debt modification. Principal payments are due on the last business day of each quarter, which commenced in the third fiscal quarter of 2026 and equate to 0.25% of the principal at issuance, with a balloon payment due February 21, 2031.

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

We were in compliance with all applicable financial covenants as of September 30, 2026 and December 31, 2025.

Revolving Credit Facility

In connection with the First Lien debt modification on May 28, 2026, borrowings of the Revolver bear interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.00% for the Revolving Credit Loans or ABR (with a floor of 0.00%) plus 1.00% for the Swingline Loans. Prior to the debt modification, borrowings bore interest at a rate equal to SOFR (with a floor of 0.00%) plus 2.75% for the Revolving Credit Loans and ABR (with a floor of 0.00%) plus 1.75% for the Swingline Loans. The total borrowing capacity under the Revolving Credit Facility included in the First Lien Credit Agreement (the “Revolver”) was $475.0 million as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had $475.0 million of borrowing capacity available under the Revolver as there were no borrowings under the Revolver or letters of credit outstanding.

The First Lien Credit Agreement provides for an additional $65.0 million of letter of credit commitments, or the LC Facility, which are not subject to the LC Sublimit. As of September 30, 2026, there were $63.9 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $1.1 million. As of December 31, 2025, there were $62.8 million of letters of credit outstanding under the LC Facility, resulting in an available borrowing capacity of $2.2 million.

For additional information about our Revolving Credit Facility and LC Facility, see Note 6 of the unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q.

Interest Rate Swap Agreements

To manage fluctuations in cash flows resulting from changes in the variable interest rates, the Company entered into receive-variable, pay-fixed interest rate swap agreements. For the nine months ended September 30, 2026 and the year ended December 31, 2025, interest expense, net includes interest income received related to cash flow hedges of interest rate risk of $1.6 million and $15.2 million, respectively. Refer to Note 6 within our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for further discussion.

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

The table below summarizes the total outstanding debt of the Company:

($ in thousands)	Rate		Outstanding Debt		Interest Expense
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Nine Months Ended September 30, 2026	Fiscal Year 2025
First Lien Incremental Term Loan Tranche B-6 - payable to lenders at SOFR plus applicable margin	5.69%	—	$2,209,335	$—	$44,360	$—
First Lien Incremental Term Loan Tranche B-5 - payable to lenders at SOFR plus applicable margin	—	6.22%	—	2,521,255	63,091	146,482
Revolving Credit Loans - payable to lenders at SOFR plus applicable margin	5.69%	6.47%	—	—	—	—
Swingline/Base Rate - payable to lenders at ABR plus applicable margin	8.00%	8.50%	—	—	2,476	6,996
Amortizing Notes			13,010	31,360	1,606	4,183
Notes payable and other			15,299	17,129	642	886
Amortization of deferred financing costs and other, net of interest income from cash flow hedges			—	—	(5,643)	(1,236)
Total debt			$2,237,644	$2,569,744	$106,532	$157,311
Less: debt issuance costs, net			55,588	62,200
Total debt, net of debt issuance costs			2,182,056	2,507,544
Less: current portion of long-term debt			35,277	52,340
Total long-term debt, net of current portion			$2,146,779	$2,455,204

Our Company leverage, as calculated under our First Lien Credit Agreement, was 1.79x and 2.99x at September 30, 2026 and December 31, 2025, respectively. The results of the Community Living business are excluded from the calculation for September 30, 2026 since the Company divested the Community Living business prior to the end of the period. The results of the Community Living business are included in the calculation for December 31, 2025 pursuant to the terms of our First Lien Credit Agreement.

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

As of September 30, 2026, our debt outstanding was $2.2 billion and we had interest rate swaps with a combined notional value of $1.0 billion that were designated as cash flow hedges of interest rate risk. A hypothetical 1% increase in interest rates would decrease our net income and our cash flows by $12.1 million on an annual basis based upon our borrowing level at September 30, 2026. The market risks associated with our debt obligations as of September 30, 2026 have not changed from those reported in Part II. Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 6 within the unaudited condensed consolidated financial statements and related notes, included elsewhere in the Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BrightSpring Health Services, Inc.

Date: October 30, 2026	By:	/s/ Jon Rousseau
Jon Rousseau
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2026	By:	/s/ Jennifer Phipps
Jennifer Phipps
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)